Form 10-Q
period 2023-09-30
Invesco Commercial Real Estate Finance Trust, Inc.
filed 2023-11-14
CIK 1976927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number 000-56564
Invesco Commercial Real Estate Finance Trust, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________

Maryland	92-1080856
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2001 Ross Avenue, Suite 3400 Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)
(972) 715-7400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 9, 2023, there were 5,018,554 outstanding shares of common stock of Invesco Commercial Real Estate Finance Trust, Inc. comprised of 1,052,598 Class S common stock, 639,455 Class S-1 common stock, 1,052,598 Class D common stock, 1,221,440 Class I common stock, and 1,052,463 Class E common stock.

Invesco Commercial Real Estate Finance Trust, Inc.
Table of Contents

		Page
PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	1

	Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2023	2

	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2023; June 30, 2023 and September 30, 2023	3

	Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2023	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	35

Item 4.	Controls and Procedures	38

PART II OTHER INFORMATION		39

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

SIGNATURES

2

PART I
ITEM 1. FINANCIAL STATEMENTS
Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Balance Sheets
Unaudited

$ in thousands except share amounts	September 30, 2023	December 31, 2022
ASSETS
Commercial real estate loan investments, at fair value (including pledged loans of $347,470 as of September 30, 2023)	$378,970	$—
Cash and cash equivalents	3,765	30
Restricted cash	5,379	—
Interest receivable	1,325	—
Due from affiliate	459	—
Other assets	1,136	—
Total assets	$391,034	$30

LIABILITIES
Repurchase agreements, at fair value	$267,839	$—
Revolving credit facility, at fair value	28,000	—
Interest payable	1,113	—
Loan payable - related party	—	30
Dividends and distributions payable (including $901 due to related party)	904	—
Accounts payable, accrued expenses and other liabilities	5,748	—
Due to affiliate	7,151	—
Total liabilities	310,755	30

Commitments and contingencies (See Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share, 50,000,000 and no shares authorized, respectively
12.5% Series A Cumulative Redeemable Preferred Stock, 111 and no shares issued and outstanding, respectively ($111 aggregate liquidation preference as of September 30, 2023)	100	—
Common stock, Class S shares, $0.01 par value per share, 500,000,000 and no shares authorized, respectively; 853,511 and no shares issued and outstanding, respectively	9	—
Common stock, Class S-1 shares, $0.01 par value per share, 500,000,000 and no shares authorized, respectively; no shares issued and outstanding	—	—
Common stock, Class D shares, $0.01 par value per share, 500,000,000 and no shares authorized, respectively; 853,511 and no shares issued and outstanding, respectively	9	—
Common stock, Class I shares, $0.01 par value per share, 500,000,000 and no shares authorized, respectively; 853,511 and no shares issued and outstanding, respectively	9	—
Common stock, Class E shares, $0.01 par value per share, 500,000,000 and no shares authorized, respectively; 853,400 and no shares issued and outstanding, respectively	9	—
Common stock, Class N shares, $0.01 par value per share, no and 2,000,000 shares authorized, respectively; no shares issued and outstanding	—	—
Additional paid-in capital	85,313	—
Accumulated deficit	(5,170)	—
Total stockholders’ equity	80,279	—
Total liabilities and stockholders’ equity	$391,034	$30
The accompanying notes are an integral part of these condensed consolidated financial statements.

,
Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statement of Operations
Unaudited

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023

$ in thousands except share and per share amounts
Net Interest Income
Commercial loan interest income	$6,051	$7,571
Interest expense	(4,896)	(6,484)
Net interest income	1,155	1,087

Other Income (Expense)
Commitment and other fee income, net of related party expense of $1,125 and $1,993, respectively	1,244	2,147
Total other income (expense), net	1,244	2,147

Expenses
Debt issuance costs related to borrowings, at fair value	558	2,945
Organizational costs	86	690
General and administrative	1,067	1,643
Total expenses	1,711	5,278

Net income (loss)	688	(2,044)
Dividends to preferred stockholders	(3)	(4)
Net income (loss) attributable to common stockholders	$685	$(2,048)

Earnings (loss) per share:
Net income (loss) per share of common stock, basic and diluted	$0.55	$(4.88)
Weighted average number of shares of common stock outstanding, basic and diluted	1,245,585	420,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
Unaudited

	Series A Preferred Stock	Class S Common Stock	Class S-1 Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
$ in thousands
Balance at December 31, 2022	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—	(1,127)	(1,127)
Balance at March 31, 2023	—	—	—	—	—	—	—	(1,127)	(1,127)
Net loss	—		—	—	—	—	—	(1,605)	(1,605)
Proceeds from issuance of preferred stock, net of offering costs	100	—	—	—	—	—	—	—	100
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	47	—	47
Preferred stock dividends	—	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2023	100	—	—	—	—	—	47	(2,733)	(2,586)
Net income	—	—	—	—	—	—	—	688	688
Proceeds from issuance of common stock, net of offering costs	—	9	—	9	9	9	85,266	—	85,302
Common stock dividends	—	—	—	—	—	—	—	(3,122)	(3,122)
Preferred stock dividends	—	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2023	$100	$9	$—	$9	$9	$9	$85,313	$(5,170)	$80,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statement of Cash Flows
Unaudited

Nine Months Ended September 30, 2023
$ in thousands
Cash flows from operating activities:
Net income (loss)	$(2,044)
Adjustments to reconcile net loss to net cash provided by operating activities:
Debt issuance costs due to affiliate	2,945
Change in operating assets and liabilities:
Increase in operating assets	(1,452)
Decrease in due from affiliate	539
Increase in operating liabilities	1,482
Increase in due to affiliate	3,197
Net cash provided by operating activities	4,667
Cash flows from investing activities:
Originations and fundings of commercial real estate loans	(378,970)
Net cash used in investing activities	(378,970)
Cash flows from financing activities:
Proceeds from revolving credit facility	225,300
Repayment of revolving credit facility	(197,300)
Proceeds from repurchase agreements	267,839
Proceeds from issuance of common stock, net of offering costs	85,349
Proceeds from issuance of preferred stock, net of offering costs	100
Proceeds from subscriptions paid in advance	5,379
Repayment of related party loan	(30)
Cash paid for debt issuance costs	(998)
Payments of dividends	(2,222)
Net cash provided by financing activities	383,417

Net change in cash, cash equivalents and restricted cash	9,114
Cash, cash equivalents and restricted cash, beginning of period	30
Cash, cash equivalents and restricted cash, end of period	$9,144

Supplemental disclosures:
Interest paid	$5,371
Non-cash investing and financing activities:
Dividends and distributions declared not paid	$904
Deferred offering costs due to affiliate	$1,009
The accompanying notes are an integral part of these condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Notes to Condensed Consolidated Financial Statements
1.Organization and Business Purpose
Invesco Commercial Real Estate Finance Trust, Inc. (the “Company” or “we”) is a Maryland corporation incorporated in October 2022. Our primary investment strategy is to originate, acquire and manage a diversified portfolio of loans and debt-like preferred equity interests secured by, or unsecured but related to, commercial real estate. To a lesser extent, we may purchase non-distressed public or private debt securities and invest in private operating companies in the business of or related to commercial real estate credit through debt or equity investment.

We own substantially all of our assets through Invesco Commercial Real Estate Finance Investments, L.P. (the “Operating Partnership”), a wholly-owned subsidiary and have one operating segment. We are externally managed by Invesco Advisers, Inc. (the “Adviser”), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), an independent global investment management firm.
We intend to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2023. To qualify for REIT status, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits our exclusion from the definition of an “Investment Company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
We are conducting a continuous, unlimited private placement offering of our Class S shares, Class S-1 shares, Class D shares, Class I shares, and Class E shares (collectively, “Shares” and “the 2023 Offering”). The Share classes have different upfront selling commissions and different ongoing stockholder servicing fees. The Class E shares do not have management or performance fees. An affiliate of Invesco has committed to purchase up to $150 million in Shares and an additional $150 million in Shares if needed to avoid triggering any concentration limits imposed by a third party in connection with its distribution or placement of our Shares (the “Invesco Subscription Agreement”). For further information regarding the Invesco Subscription Agreement, see Note 10 - “Related Party Transactions” to the condensed consolidated financial statements. The transaction price for our Shares is derived from a defined net asset value (“NAV”) per share. We calculate NAV in accordance with the valuation guidelines approved by our board of directors (“Board”). NAV is not a measure used under generally accepted accounting principles in the United States (“U.S. GAAP”), and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from U.S. GAAP.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and consolidate the financial statements of the Company and its controlled subsidiaries. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of our financial condition and results of operations for the period presented. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2022 consolidated financial statements and notes thereto included in our Registration Statement on Form 10 (File No. 000-56564) filed with the Securities and Exchange Commission (the “SEC”). Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, as the Company commenced investing activities in May 2023.
We have not presented a condensed consolidated statement of operations or a condensed consolidated statement of changes in stockholders’ equity for the three and nine months ended September 30, 2022 or a condensed consolidated statement of cash flows for the nine months ended September 30, 2022 because the Company was not incorporated until October 2022.
All numbers in these notes, except in the tables herein, are stated in full amounts, unless otherwise indicated.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Examples of estimates may include, but are not limited to, estimates of the fair values of financial instruments and interest income on commercial real estate loans. Actual results may differ from those estimates.
Fair Value Measurements
We have elected the fair value option for our commercial real estate loan investments, our repurchase agreements and our revolving credit facility. The Company believes the fair value option will provide its financial statements users with reduced complexity, greater consistency, understandability and comparability.
In the month that we originate or acquire a loan, we value our commercial real estate loan investments at cost, which approximates fair value. Thereafter, an independent valuation advisor values our commercial loan investments monthly using a discounted cash flow analysis. The yield used in the discounted cash flow analysis is determined by comparing the features of the loan to the interest rates and terms required by lenders in the new loan origination market for similar loans and the yield required by investors acquiring similar loans in the secondary market as well as a comparison of current market and collateral conditions to those present at origination or acquisition.
In the month that we enter into a borrowing arrangement, we value our revolving credit facility and repurchase agreements at cost, which approximates fair value. Thereafter, an independent valuation advisor values our revolving credit facility and repurchase agreements monthly. The independent valuation advisor calculates the fair value of the revolving credit facility based on a determination of the price that would be paid by another market participant to assume the lender’s position in the transaction. The fair value of the repurchase agreements is calculated using a discounted cash flow analysis where the remaining debt service cash flow, based on the contractual economics stated in the loan agreement, is valued using a market interest rate which reflects an estimate for how a lender would price an equivalent loan for the remaining term. Additionally, we consider current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The market rate of interest is adjusted to reflect our own credit risk for recourse borrowings.
Cash and Cash Equivalents
We consider all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value due to the highly liquid and short-term nature of these instruments. We may have cash balances in excess of federally insured amounts. We mitigate our risk of loss by maintaining cash deposits with high credit-quality institutions and by actively monitoring the credit risk of our counterparties.
Restricted Cash
Restricted cash represents cash deposited with our transfer agent for investor subscriptions received prior to the date the subscriptions are effective. Cash held by our transfer agent is not available for general corporate purposes.
Commercial Real Estate Loan Investments
Commercial real estate loan investments structured as senior loans are generally secured by the borrower’s interest in underlying real estate, and those structured as mezzanine loans are generally secured by the borrower’s equity interests in entities that own underlying real estate. Our investments in commercial real estate loans are supported by perfected security interests in the underlying collateral. We report our commercial real estate loan investments at fair value as described in the Fair Value Measurements section of this Note 2 to the condensed consolidated financial statements. We have elected the fair value option for the commercial loans that we have originated as of the date of our financial statements. We record changes in fair value within unrealized gain (loss) on investments, net in our condensed consolidated statement of operations.

We recognize interest income from commercial real estate loans when earned and deemed collectible, or until a loan becomes past due based on the terms of the loan agreement. Income accrual is generally suspended for loans at the earlier of the date on which payments become 90 days past due or when recovery of income and principal becomes doubtful. Interest received after a loan becomes past due or impaired is used to reduce the outstanding loan principal balance. When a delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternately, loans that have been placed on nonaccrual status may be placed back on accrual status if restructured and after the loan is considered re-performing.
We recognize origination fees and related costs for commercial loans immediately in earnings when we elect the fair value option for commercial loans. The Adviser’s portion of the commitment fee is not due until commitment fees have been received from the borrower; the Adviser is responsible for sourcing, structuring and negotiating loans and the Adviser has discretion in determining loan fees. The Company discloses this related party expense paid to the Adviser on the face of the income statement to provide transparency as to all fees paid to the Adviser.
In the event of a partial or whole sale of a commercial loan that qualifies for sale accounting under U.S. GAAP, we derecognize the corresponding asset, and fees paid as part of the partial or whole sale are recognized on our condensed consolidated statements of operations.
Share-Based Compensation
Under the terms of our 2023 Equity Incentive Plan (the “Incentive Plan”), our independent directors are eligible to receive stock awards as part of their compensation for serving as directors, In addition, we may compensate the employees of our Adviser and its affiliates under the Incentive Plan.
Our share-based compensation arrangements may include share options, restricted and non-restricted share awards, performance-based awards and share appreciation rights. We will recognize compensation related to stock awards in the condensed consolidated financial statements based on the fair value of the equity or liability instruments issued on the date of grant.
Underwriting Commissions, Related Party Selling Commissions and Deferred Offering Costs
We have recorded direct costs associated with the preparation of our private placement memorandum and initial registration statement as a component of other assets on the condensed consolidated balance sheets. We record underwriting commissions, related party selling commissions and direct costs incurred in connection with our common and preferred stock offerings as a reduction of additional paid in capital and preferred stock, respectively, when we issue stock.

Stockholder Servicing Fees
As described in Note 10 - “Related Party Transactions”, we will pay a registered broker-dealer affiliated with the Adviser (the “Dealer Manager”) stockholder servicing fees over time for Class S, Class S-1 and Class D shares sold in the 2023 Offering. Under the terms of our agreement with the Dealer Manager, we calculate stockholder servicing fees as a percentage of Class S NAV, Class S-1 NAV and Class D NAV on an annualized basis. We will accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class S, Class S-1, and Class D share is sold during the 2023 Offering and record the stockholder servicing fee as a reduction of additional paid in capital when we issue stock. We will adjust the liability for stockholder servicing fees as the fees are paid to the Dealer Manager or when fees are no longer payable under the terms of our agreement with the Dealer Manager.
Repurchase Agreements
We have financed our investments in commercial real estate loans primarily through the use of repurchase agreements. These financing transactions are secured by our commercial real estate loan investments; therefore, we treat repurchase agreements as collateralized financing transactions and carry repurchase agreements at fair value in our condensed consolidated financial statements. Because we elected the fair value option for repurchase agreements, we record changes in fair value as unrealized gain (loss) on borrowings, net in the condensed consolidated statement of operations. We account for our repurchase agreements as secured borrowings because we maintain effective control over the commercial real estate loans that we have financed.

We record investments in commercial real estate loans and the related repurchase agreement financing on a gross basis in our condensed consolidated balance sheets, and the corresponding interest income and interest expense on a gross basis in our condensed consolidated statement of operations.
Debt Issuance Costs
We finance our investments using a variety of debt instruments. When we incur debt issuance costs prior to a debt facility closing, we expense the costs as incurred if we intend to elect the fair value option to account for the debt facility and the closing is probable as of the balance sheet date.
Earnings (Loss) per Share
We calculate basic earnings (loss) per share by dividing net earnings (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share takes into account the effect of dilutive instruments, such as unvested restricted stock awards, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.
As of September 30, 2023, there are no common share equivalents outstanding that would have a dilutive effect on our earnings per share calculation. Accordingly, the weighted average number of common shares outstanding is identical for the three and nine months ended September 30, 2023 for both basic and diluted shares.
Income Taxes
We intend to qualify as a REIT commencing with our taxable year ended December 31, 2023. Accordingly, we will generally not be subject to U.S. federal and applicable state and local corporate income tax to the extent that we make qualifying distributions to our stockholders, and provided that we satisfy certain asset, income, distribution and stock ownership tests on an ongoing basis. If we fail to qualify as a REIT and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to stockholders.
We will compute our dividends paid deduction for qualifying dividends to our stockholders using our REIT taxable income as opposed to net income reported on our condensed consolidated financial statements. REIT taxable income will generally differ from net income determined in accordance with U.S. GAAP, because the determination of REIT taxable income is based on tax regulations and not financial accounting principles.
We may elect to treat one or more of our subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. At September 30, 2023, no such election had been made.

3.Commercial Real Estate Loan Investments
As of September 30, 2023, we have the following investments in commercial real estate loans. We did not have any investments in commercial real estate loans as of December 31, 2022. Loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans.

$ in thousands
Metropolitan Statistical Area	Property Type	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Current Maturity	Maximum Maturity(3)
Phoenix	Industrial	5/17/2023	8.68%	$136,000	$116,990	$116,990	6/9/2025	6/9/2028
San Jose (4)	Multifamily	5/31/2023	8.49%	41,700	41,700	41,700	6/9/2026	6/9/2028
New York (5)	Multifamily	7/26/2023	8.44%	73,600	73,600	73,600	8/9/2026	8/9/2028
Los Angeles	Multifamily	8/4/2023	8.44%	85,180	80,050	80,050	8/9/2025	8/9/2028
Miami	Industrial	8/25/2023	8.69%	42,676	35,130	35,130	9/9/2025	9/9/2028
Richmond	Industrial	9/25/2023	8.67%	38,300	31,500	31,500	10/9/2025	10/9/2028
			8.56%	$417,456	$378,970	$378,970
(1)Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. Loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread.
(2)Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(3)Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.
(4)An affiliate of the Adviser previously originated a loan to an unaffiliated borrower in August 2018 secured by the same collateral as this loan. We negotiated the terms of our loan directly with the unaffiliated borrower at market and without the involvement of the affiliate of the Adviser. The unaffiliated borrower used the refinancing proceeds from our loan to repay the loan of the affiliate of the Adviser.
(5)The total whole loan is $73.6 million, including (i) a senior mortgage loan of $55.2 million, and (ii) a mezzanine note of $18.4 million.
The weighted average loan-to-value ratio, a metric utilized in the fair value measurement of our commercial real estate loan investments, for our six loan investments was approximately 63% based on the independent property appraisals at the time of origination.

4.Other Assets
The following table details the components of other assets as of September 30, 2023. We did not have any other assets as of December 31, 2022.

$ in thousands	September 30, 2023
Deferred offering costs	$1,009
Prepaid expenses	127
Total	$1,136

5.Borrowings
The below table summarizes our repurchase agreement and revolving line of credit borrowings as of September 30, 2023. We did not have any repurchase agreement or revolving credit facility borrowings as of December 31, 2022.

$ in thousands	Weighted Average Interest rate(1)	Maturity Date	Maximum Facility Size	Amount Outstanding	Fair Value
Repurchase Agreements:
Morgan Stanley Bank N.A.(2)	7.83%	05/25/2025	$250,000	$87,135	$87,135
Citibank N.A.(3)	7.60%	06/1/2025 (original); 06/1/2027 (fully extended)	200,000	61,464	61,464
Bank of Montreal(4)	7.49%	07/18/2025	123,344	119,240	119,240
Total Repurchase Agreements	7.63%		573,344	267,839	267,839
Revolving Credit Facility(5)	7.41%	10/6/2023	58,194	28,000	28,000
Total	7.60%		$631,538	$295,839	$295,839
(1) Represents weighted average interest rate of the most recent interest period in effect for each borrowing as of period end. Borrowings under our repurchase agreements carry interest at the one-month Term SOFR plus a spread. Borrowings under our revolving credit facility carry interest at a daily or one-month term SOFR plus a spread.
(2) Borrowing facility has an extension option of one year, subject to lender approval and compliance with certain financial and administrative covenants.
(3) Borrowing facility reflects maximum maturity of two remaining extension options of one year each because these extensions are at our option. The extensions, consistent with our current borrowing terms, are subject to ongoing compliance with certain financial and administrative covenants as well as payment of applicable extension fees.
(4) Borrowing facility has three extension options of one year, subject to lender approval and compliance with certain financial and administrative covenants.
(5) On October 6, 2023, the Company’s revolving credit facility matured and was repaid in full.

The following table shows the aggregate amount of maturities of our outstanding borrowings over the next five years and thereafter as of September 30, 2023:

Year	Repurchase Agreements	Revolving Credit Facility	Total
$ in thousands
2023 (remaining)	$—	$28,000	$28,000
2024	—	—	—
2025	267,839	—	267,839
2026	—	—	—
2027	—	—	—
2028	—	—	—
Thereafter	—	—	—
Total	$267,839	$28,000	$295,839
The Company commenced investing in commercial real estate loans in May 2023 and did not have any third party borrowings as of December 31, 2022. See Note 6 - “Loan Payable - Related Party” for information on related party borrowings as of December 31, 2022.

Repurchase Agreements
We have entered into repurchase agreement facilities to provide floating rate financing for our commercial real estate loan investments. The repurchase agreements bear interest at one-month term SOFR plus a spread and initially mature in 2025 with extension options into 2026, 2027, and 2028, respectively, which are generally subject to lender approval.

We have pledged our commercial real estate loan investments with a fair value of approximately $347.5 million as collateral for our repurchase agreements. We segregate the commercial real estate loans that we have pledged as collateral in our books and records. Our repurchase agreement counterparties have the right to resell or repledge the collateral posted but have the obligation to return the pledged collateral upon maturity of the repurchase agreement.

We may be required to post margin under our repurchase agreements if there is a material adverse change in the credit characteristics of a particular loan with respect to the underlying property, borrower, or particular real estate market. We were not required to post any margin under our repurchase agreements as of September 30, 2023. A margin deficiency may generally result from either a decline in the underlying loan’s market value or a shortfall in operating performance of the property. Our repurchase agreement counterparties generally retain the right to determine the fair value of the underlying collateral in their sole discretion. Subject to applicable thresholds, we would generally be required to post cash as collateral. We may finance multiple commercial loan investments under a repurchase agreement; therefore, a margin excess in one asset could help mitigate a margin deficiency in another asset under the same repurchase agreement. We intend to maintain a level of liquidity that will enable us to meet margin calls.

Our repurchase agreements are subject to certain liquidity, tangible net worth and leverage covenants. We were in compliance with these covenants as of September 30, 2023.
Revolving Credit Facility
Our revolving credit facility is secured by the Invesco Subscription Agreement and provides for maximum borrowings equal to the lesser of (i) 90% of the unfunded Invesco Subscription Agreement or (ii) the maximum facility amount of $150 million. Borrowings under the facility bear interest at daily or one-month term SOFR plus a spread. As of September 30, 2023, we had an available balance of $30.2 million under the facility. We pay a fee of 30 basis points per annum on any unused portion of the facility and record these fees as interest expense in our condensed consolidated statement of operations. Our revolving credit facility is subject to certain affirmative and negative covenants including a limitation on indebtedness. We were in compliance with these covenants as of September 30, 2023.

On October 6, 2023, our revolving credit facility matured and was repaid in full.

6.Loan Payable - Related Party

In December 2022, we entered into a revolving credit agreement with an affiliate of Invesco that provides for maximum borrowings of $30,000. Principal on loans made under the agreement is due nine months after the date each loan is made. We incur interest on loans made under the agreement at the short-term applicable federal rate in effect at the time each borrowing is made.
As of December 31, 2022, we borrowed $30,000 under the terms of this agreement and owed $76 for accrued interest on the loan. The carrying amount of the loan approximated fair value as of December 31, 2022 given the short term nature of the facility. The weighted average interest rate on the loan was 4.55% as of December 31, 2022.

We incurred $649 of interest expense on the loan in the nine months ended September 30, 2023. We repaid the loan, including accrued interest expense, in June 2023.

7.Accounts payable, accrued expenses and other liabilities

The following table details the components of accounts payable, accrued expenses and other liabilities as of September 30, 2023. We did not have any accounts payable, accrued expenses and other liabilities as of December 31, 2022.

$ in thousands	September 30, 2023
Accounts payable and accrued expenses	$3
Subscriptions paid in advance (1)	5,379
Other liabilities	366
Total	$5,748

(1) Represents subscriptions received by our transfer agent prior to the date the subscriptions are effective.
8.Stockholders’ Equity

Stapled Unit Offering of Preferred and Common Stock

We issued 111 stapled units (the “Stapled Units”) in a private placement in June 2023 for net proceeds of approximately $107,000 after issuance costs. Each Stapled Unit consists of one share of 12.5% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), one Class S Share, one Class D Share and one Class I Share. The Stapled Unit holders cannot separate the individual shares of stock that constitute the Stapled Unit and can only sell or transfer the Stapled Units as a unit. The Stapled Unit holders are not eligible to participate in the share repurchase plan discussed below. We allocated the proceeds of the Stapled Unit offering based on the relative fair value of the preferred and common stock issued in the offering.

The Series A Preferred Stock has a liquidation value of $1,000 per share. Holders of our Series A Preferred Stock are entitled to receive dividends at an annual rate of 12.5% of the liquidation preference, or $125.00 per share per annum. Dividends are cumulative and payable semi-annually. We can call the Series A Preferred Stock at any time through December 31, 2024 at a 5% call premium above the liquidation value. The Series A Preferred Stock has no call premium on or after January 1, 2025, and we can call the Series A Preferred Stock for $1,000 at any time on or after January 1, 2025. We can call the common shares issued in this private placement at any time at the current transaction price for the respective class of common stock. The common shares are entitled to the same distributions as other common shares issued by the Company. We must redeem all Stapled Unit holders if we elect to call the Series A Preferred Stock or any class of common shares.

Common Stock

We amended and restated our charter in August 2023 to authorize the Company to issue 3,050 million shares of stock consisting of 3,000 million shares of common stock with a $0.01 par value per share and 50 million shares of preferred stock with a par value of $0.01 per share. Under our amended and restated charter, we are authorized to issue 500 million shares of Class S common stock, 500 million shares of Class S-1 stock, 500 million shares of Class D common stock, 500 million shares of Class I common stock and 500 million shares of Class E common stock.

We were authorized to issue 2 million shares of Class N common stock with a par value of $0.01 per share prior to amending and restating the charter. We are no longer authorized to issue Class N common stock under the amended and restated charter.

The following table summarizes changes in our outstanding shares of common stock for the nine months ended September 30, 2023:

	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Total
Balance as of January 1, 2023	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—
Balance at March 31, 2023	—	—	—	—	—	—
Issuance of common stock (1)	511	—	511	511	400	1,933
Balance at June 30, 2023	511	—	511	511	400	1,933
Issuance of common stock (2)	853,000	—	853,000	853,000	853,000	3,412,000
Balance as of September 30, 2023	853,511	—	853,511	853,511	853,400	3,413,933
(1)Includes 1,600 shares issued to an affiliate of Invesco under the Invesco Subscription Agreement. See Note 10 - “Related Party Transactions”.
(2)Includes 3,412,000 shares issued to an affiliate of Invesco under the Invesco Subscription Agreement. See Note 10 - “Related Party Transactions”.
Distributions
For the three and nine months ended September 30, 2023, we declared distributions of $3.1 million. We accrued $904,000 for distributions payable, of which $901,000 was accrued for distributions payable to related parties, in our consolidated balance sheet as of September 30, 2023. We did not declare any distributions in 2022.

The following tables detail the aggregate distributions declared per share for each applicable class of stock for the three and nine months ended September 30, 2023:

Three Months Ended September 30, 2023
	Class S Shares	Class S-1 Shares(2)	Class D Shares	Class I Shares	Class E Shares
Aggregate distribution declared per share	$3.8818	$—	$3.8818	$3.8818	$3.8818
Shareholder servicing fee per share(1)	—		—	—	—
Net distribution declared per share	$3.8818	$—	$3.8818	$3.8818	$3.8818

Nine Months Ended September 30, 2023
	Class S Shares	Class S-1 Shares(2)	Class D Shares	Class I Shares	Class E Shares
Aggregate distribution declared per share	$3.8818	$—	$3.8818	$3.8818	$3.8818
Shareholder servicing fee per share(1)	—		—	—	—
Net distribution declared per share	$3.8818	$—	$3.8818	$3.8818	$3.8818
(1) As of September 30, 2023, we did not incur any selling commissions or stockholder servicing fees.
(2) As of September 30, 2023, no Class S-1 shares are outstanding and no distributions have been declared.

Share Repurchase Plan
We have adopted a share repurchase plan for our common stock. On a monthly basis, our stockholders may request that we repurchase all or any portion of their shares. We may choose, in our discretion, to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any month, subject to any limitations in the share repurchase plan.

The total amount of share repurchases under the plan is limited to 2% of our aggregate NAV per month and 5% of our aggregate NAV per calendar quarter. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Our transaction price will generally equal our prior month's NAV per share for that share class. Shares repurchased within one year of the date of issuance generally will be repurchased at 95% of the current transaction price (the “Early Repurchase Deduction”). The Early Repurchase Deduction will not apply to shares acquired through the distribution reinvestment plan discussed below. Due to the illiquid nature of investments in commercial real estate loans, we may not have sufficient liquid resources to fund repurchase requests. Our Board may modify or suspend the share repurchase plan.

Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby stockholders will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. The per share purchase price for shares purchased under the distribution reinvestment plan will be equal to the transaction price at the time the distribution is payable. The transaction price will generally be equal to our prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions when purchasing shares under the distribution reinvestment plan; however, all outstanding Class S, Class S-1 and Class D shares purchased under the distribution reinvestment plan will be subject to an ongoing stockholder servicing fee. The stockholder servicing fees for Class S shares, Class S-1 shares and Class D shares are calculated based on the NAV for those shares and would reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class.

9.Fair Value of Financial Instruments
A three-level valuation hierarchy exists for disclosure of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The three levels are defined as follows:

Level 1 — quoted prices are available in active markets for identical investments as of the measurement date. We do not adjust the quoted price for these investments.
Level 2 — quoted prices are available in markets that are not active or model inputs are based on inputs that are either directly or indirectly observable as of the measurement date.
Level 3 — pricing inputs are unobservable and include instances where there is minimal, if any, market activity for the investment. These inputs require significant judgment or estimation by management or third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.
Valuation of Financial Instruments Measured at Fair Value
The following table details our financial instruments measured at fair value on a recurring basis:

	September 30, 2023
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Commercial real estate loan investments	$—	$—	$378,970	$378,970

Liabilities:
Revolving credit facility	—	—	28,000	28,000
Repurchase agreements	—	—	267,839	267,839
Total liabilities	$—	$—	$295,839	$295,839
Valuation of Commercial Real Estate Loan Investments
Our commercial real estate loan investments consist of senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and are classified as Level 3. The commercial loans are carried at fair value based on significant unobservable inputs. The following table shows a reconciliation of the beginning and ending fair value measurements of our commercial real estate loan investments:

$ in thousands	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Beginning Balance	$157,405	$—
Loan originations and fundings	221,565	378,970
Net unrealized gain (loss)	—	—
Ending Balance at September 30, 2023	$378,970	$378,970
The following table summarizes the significant unobservable inputs used in the fair value measurement of our investments in commercial loans:

Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life
Commercial loans	Discounted cash flow	Discount rate	8.56%	8.43% - 8.68%	2.11
The discount rate above is subject to change based on changes in economic and market conditions, in addition to changes in the underlying economics of the arrangement, such as changes in the underlying property valuation and debt service. These rates are also based on the location, type and nature of each underlying property and related industry publications. Changes in discount rates result in increases or decreases in the fair values of these investments. The discount rate encompasses, among other things, uncertainties in the valuation models with respect to the amount and timing of cash flows. It is not possible for us to predict the effect of future economic or market conditions based on our estimated fair values.

Valuation of Revolving Credit Facility
Given the uncertainty of future cash flows, including our ability to prepay without penalty, we determined the fair value of our revolving credit facility to approximate par.
The following table shows a reconciliation of the beginning and ending fair value measurements of our revolving credit facility:

$ in thousands	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Beginning Balance	$40,700	$—
Proceeds from revolving credit facility	109,300	225,300
Repayment of revolving credit facility	(122,000)	(197,300)
Net unrealized gain (loss)	—	—
Ending Balance at September 30, 2023	$28,000	$28,000
The following table summarizes the significant unobservable inputs used in the fair value measurement of our revolving credit facility:

Type	Valuation Technique	Unobservable Input	Rate
Revolving credit facility	Discounted cash flow	Discount rate	7.51%
The significant unobservable input used in the discounted cash flow is the discount rate based on comparable market yields. Significant increases (decreases) in discount rate would result in a significantly lower (higher) fair value measurement.
Valuation of Repurchase Agreements
We have entered into repurchase agreement facilities to provide floating rate financing for our commercial real estate loan investments. Our repurchase agreements are carried at fair value based on significant unobservable inputs and are classified as Level 3. The following table shows a reconciliation of the beginning and ending fair value measurements of our repurchase agreements:

$ in thousands	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Beginning Balance	—	—
Transfers from Level 2	117,140	117,140
Borrowings under repurchase agreements	150,699	150,699
Repayments of repurchase agreements	—	—
Net unrealized gain (loss)	—	—
Ending Balance at September 30, 2023	$267,839	$267,839

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. Transfers into Level 3 at the beginning of the period for the three months ended September 30, 2023 include the fair value of the outstanding principal balance for two repurchase agreements entered into in May and June 2023 and primarily relates to the reduction of available observable inputs.
The following table summarizes the significant unobservable inputs used in the fair value measurement of our repurchase agreements:

Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life
Repurchase agreements	Discounted cash flow	Discount rate	7.63%	7.33% - 7.83%	1.72
The discount rate above is subject to change based on changes in economic and market conditions, in addition to changes in the underlying economics of the pledged commercial real estate loan, such as changes in the loan-to-value ratio, credit profile and debt service. These rates are also based on the location, type and nature of each pledged property underlying the commercial real estate loan and related industry publications. Changes in discount rates result in increases or decreases in the fair values of these investments. The discount rate encompasses, among other things, uncertainties in the valuation models with respect to the amount and timing of cash flows. It is not possible for us to predict the effect of future economic or market conditions based on our estimated fair values.

10.Related Party Transactions
Due to/from Affiliate

Our due from affiliate balance consists of amounts paid by the Company that are due to us from the Adviser under the terms of our advisory agreement and totaled $459,000 as of September 30, 2023. (December 31, 2022: None).

The following table details the components of due to affiliate as of September 30, 2023 (December 31, 2022: $76. See Note 6 - “Loan Payable - Related Party”).

$ in thousands	September 30, 2023
Adviser commitment fee payable	$758
Advanced organizational expenses	690
Accrued deferred offering costs	1,009
Advanced debt issuance costs	2,945
Advanced general and administrative expenses(1)	1,749
Total	$7,151
(1) Advanced general and administrative expenses includes approximately $222,000 of prepaid expenses.
Our Adviser is subject to the supervision and oversight of our Board and has only such functions and authority as we delegate to it. The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. We incurred $76,000 and $122,000 of costs for support personnel provided by the Adviser for the three and nine months ended September 30, 2023, respectively, that are recorded as due to affiliate on our condensed consolidated balance sheets.
Adviser Commitment Fee
We charge a commitment fee to borrowers in connection with the origination of each new loan. The commitment fee is calculated as a percentage of the whole loan at the time of the loan closing. We pay the Adviser 50% of the commitment fee (not to exceed 0.5% of the loan amount) as compensation for sourcing, structuring and negotiating the loan. The commitment fee income and related expense to the Adviser is reported as commitment and other fee income, net of related party expense on the condensed consolidated statement of operations. As of September 30, 2023, we owed the Adviser $758,000 for commitment fees (As of December 31, 2022: None).

Organizational and Offering Expenses
The Adviser has agreed to advance all of our organizational and offering expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through the earlier of (1) the date that our NAV reaches $1.0 billion and (2) March 31, 2024. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following such date.
Under the terms of our advisory agreement, organizational and offering expenses became a liability of the Company on March 23, 2023. Organizational and offering expenses include costs incurred by the Adviser prior to entering into the advisory agreement with the Company.
As of September 30, 2023, we owed the Adviser for organizational and offering expenses that the Adviser incurred on our behalf of approximately $690,000 and $1.0 million, respectively (December 31, 2022: $283,000 and $127,000, respectively), that are recorded as a component of due to affiliate on our condensed consolidated balance sheets.
Operating Expenses Reimbursement
The Adviser has agreed to advance our operating expenses, including debt issuance costs and general and administrative expenses, incurred through the earlier of (1) the date that our NAV reaches $500 million and (2) March 31, 2024 (the “Operating Expense Commencement Date”). We will reimburse the Adviser for our advanced operating expenses ratably over the 60 months following such date.
As of September 30, 2023, the Adviser had incurred operating expenses, including debt issuance costs of $2.5 million (December 31, 2022: None) and general and administrative expenses of $1.7 million (December 31, 2022: $372) on our behalf that are recorded as a component of due to affiliate on our condensed consolidated balance sheets.
Following the Operating Expense Commencement Date, we will reimburse the Adviser at the end of each fiscal quarter for total operating expenses paid by the Adviser. However, we may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”). We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

Management Fee and Performance Fee

We will pay the Adviser a management fee equal to 1.0% per annum of NAV, calculated monthly in arrears as of the end of the immediately preceding month with respect to our Class S Shares, Class S-1 Shares, Class D Shares and Class I Shares. We will also pay the Adviser a Performance Fee equal to 10% of our “Performance Fee Income.” Performance Fee Income with respect to each class of common shares subject to a performance fee means the net income (determined in accordance with U.S. GAAP) allocable to such class of common shares subject to adjustment as defined under the terms of our advisory agreement. We will not pay the Adviser a performance fee with respect to any class of shares that has a negative total return per share for the calendar year. For purposes of the performance fee calculation, total return per share is defined as an amount equal to: (i) the cumulative distributions per share accrued with respect to such class of common shares since the beginning of the calendar year plus (ii) the change in NAV per share of such class of common shares since the beginning of the calendar year, prior to giving effect to (y) any accrual for performance fees with respect to such class of common shares or (z) any applicable stockholder servicing fees.
The management fee and the performance fee are payable in cash or Class E shares at the option of the Adviser. We will not pay the Adviser a management or performance fee with respect to our Class E shares. Management fees and performance fees will begin to accrue on March 1, 2024. Management fees will be paid quarterly in arrears and performance fees will be paid annually.
The initial term of our advisory agreement expires on March 31, 2025. The advisory agreement is subject to automatic renewals for successive one-year periods unless otherwise terminated in accordance with the provisions of the agreement. If the advisory agreement is terminated, the Adviser will be entitled to receive its prorated management fee and performance fee owed through the date of termination. If we elect not to renew our advisory agreement based on unsatisfactory performance and not for cause, we owe our Adviser a termination fee equal to three times the sum of our average annual management fee during the 24-month period before termination, calculated as of the end of the most recently completed fiscal quarter.

Invesco Subscription Agreement
An affiliate of Invesco has committed to purchase up to $300 million in Shares. We may call $150 million in capital under the Invesco Subscription Agreement in one or more closings through March 23, 2028. We may also call up to $150 million in additional capital if needed to avoid triggering any concentration limit imposed by a third party in connection with its distribution or placement of our Shares. Invesco’s affiliate may not submit its Shares for repurchase under the share repurchase plan described above until the earlier of March 23, 2028 and the date that our aggregate NAV is at least $1.5 billion. We can only accept a repurchase request from Invesco’s affiliate after all requests from unaffiliated stockholders have been fulfilled. We may elect to repurchase all or any portion of the Shares acquired by Invesco’s affiliate at any time at a per Share price equal to the most recently determined NAV per Share for each class (or another transaction price we believe reflects the NAV per Share more appropriately than the prior month’s NAV per Share). Invesco’s affiliate has agreed that it will hold $200,000 in Shares for as long as the Adviser or its affiliate acts in an advisory capacity to us.
We have issued the following common stock under the terms of the Invesco Subscription Agreement as of September 30, 2023:

$ in thousands except shares amounts	Shares	Amount
Class S	853,400	$21,335
Class D	853,400	21,335
Class I	853,400	21,335
Class E	853,400	21,335
Total	3,413,600	$85,340
See Note 12 - “Subsequent Events” to the condensed consolidated financial statements for further information regarding Shares issued under the Invesco Subscription Agreement after September 30, 2023.
Stockholder Servicing Fees and Other Selling Commissions
We have entered into an agreement with the Dealer Manager in connection with the 2023 Offering. Under the terms of our agreement, the Dealer Manager is entitled to receive upfront selling commissions and stockholder servicing fees for Class S, Class S-1 and Class D shares sold in the 2023 Offering. The Dealer Manager reallows (pays) all or a portion of the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.
As of September 30, 2023, we did not incur any selling commissions or stockholder servicing fees.
The following table summarizes the upfront selling commissions for each class of shares payable at the time of subscription and the stockholder servicing fee we pay the Dealer Manager on an annualized basis as a percentage of the NAV for such class:

	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares
Maximum Upfront Selling Commissions (% of Transaction Price)	up to 3.5%	up to 3.5%	up to 1.5%	—	—
Stockholder Servicing Fee (% of NAV)	0.85%	0.85%	0.25%	—	—
We will cease paying the stockholder servicing fee with respect to any Class S share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager, in conjunction with the transfer agent, determines that total upfront selling commissions and stockholder servicing fees paid with respect to the shares held by the stockholder would exceed, in the aggregate, 8.75% of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under our distribution reinvestment plan upon the reinvestment of distributions paid with respect thereto or with respect to any shares issued under our distribution reinvestment plan directly or indirectly attributable to such shares). At the end of such month, such Class S share or Class D share will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such share. Such servicing fee limit does not apply to the Class S-1 shares.

11.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of September 30, 2023, we had unfunded commitments of $38.5 million for four of our commercial real estate loan investments. The unfunded commitments consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the weighted average remaining term of the related loan of 1.83 years.
We have also committed to pay counterparty legal, diligence and other fees in connection with new financing facilities in the ordinary course of business.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, the Company was not involved in any material legal proceedings.
12.Subsequent Events

Investment Portfolio Activity
Subsequent to September 30, 2023, we originated a commercial real estate loan in an amount of $93.0 million with a current maturity date of November 9, 2025 and a maximum maturity date, assuming all extension options are exercised, of November 9, 2028. The underlying property is an industrial property located within the Atlanta metropolitan statistical area. The loan earns interest at term SOFR plus a spread.

Financing Activity
As of November 14, 2023, we borrowed $353.7 million under our repurchase agreement facilities. We pledged the principal balance of our $459.2 million commercial loan investments as collateral for our repurchase agreements.

On October 6, 2023, the Company’s revolving credit facility matured and was repaid in full.
Stockholders’ Equity
Subsequent to September 30, 2023, we issued the following stock:

$ in thousands except share amounts	Shares	Net Proceeds
Preferred Stock:
12.5% Series A Cumulative Redeemable Preferred Stock	117	$105

Common Stock:
Class S(1)	199,087	$5,000
Class S-1(2)(3)	639,455	16,020
Class D(1)	199,087	5,000
Class I(1)(4)	367,929	9,226
Class E(5)	199,064	5,000
Total	1,604,622	$40,246

(1)Includes 199,087 shares issued to an affiliate of Invesco under the Invesco Subscription Agreement for net proceeds of $5.0 million. See Note 10 - “Related Party Transactions”.
(2)Includes 117 Stapled Units issued in a private placement for net proceeds of approximately $108,000 after issuance costs. Each Stapled Unit consists of one share of 12.5% Series A Cumulative Redeemable Preferred Stock and one share of Class S-1 common stock.
(3)Includes 639,338 shares issued to retail investors for net proceeds of $16.0 million.
(4)Includes 168,842 shares issued to retail investors for net proceeds of $4.2 million.
(5)Includes 199,064 shares issued to an affiliate of Invesco under the Invesco Subscription Agreement for net proceeds of $5.0 million. See Note 10 - "Related Party Transactions"

On October 31, 2023, we declared net distributions for each class of our common stock in the amount per share set forth below:

Declaration Date	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares
October 31, 2023	$0.1600	$0.1419	$0.1600	$0.1600	$0.1600
The net distribution for each class of common stock is payable to stockholders of record immediately following the close of business on October 31, 2023 and will be paid on or about November 14, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this quarterly report on Form 10-Q, or this “Quarterly Report,” we refer to Invesco Commercial Real Estate Finance Trust, Inc. and its consolidated subsidiaries as “we,” “us,” “the Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, Invesco Advisers, Inc., as our “Adviser,” and we refer to the indirect parent company of our Adviser, Invesco Ltd. together with its consolidated subsidiaries (which does not include us), as “Invesco.”
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes to our unaudited condensed consolidated financial statements, which are included in Item 1 of this Quarterly Report, as well as the information contained in our registration statement on Form 10 (File No. 000-56564) filed with the Securities and Exchange Commission (the “SEC”).
Forward Looking Statements
This Quarterly Report may include statements that constitute “forward-looking statements” within the meaning of the United States securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include statements about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “project,” “forecast” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements.
Forward-looking statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are difficult to predict and are generally beyond our control. Although we make such statements based on assumptions we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations as a result of several factors, including, but not limited to the following: our limited operating history; conflicts of interest with our Adviser; our Adviser’s broad discretion; risks related to the origination or acquisition of whole loans; creditor risks with respect to our portfolio; our investments becoming distressed or illiquid; our ability to obtain leverage; increases to our leverage ratio above our target; use of repurchase agreements for our financing; no limitations on our amount of short-term corporate debt; and other factors described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our registration statement on Form 10 (File No. 000-56564) filed with the SEC. Considering the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. We caution you not to rely unduly on any forward-looking statements and urge you to carefully consider the factors . Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview
Introduction
We are a Maryland corporation formed in October 2022. We are externally managed by Invesco Advisers, Inc. (the “Adviser”), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. We intend to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2023. We operate our business in a manner that permits our exclusion from the definition of an “Investment Company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
Our primary investment strategy is to originate, acquire, and manage a diversified portfolio of loans and debt-like preferred equity interests secured by, or unsecured but related to, commercial real estate. To a lesser extent, we may purchase non-distressed public or private debt securities and invest in private operating companies in the business of or related to commercial real estate credit through debt or equity investment.
We commenced investing in commercial real estate loans in May 2023. Prior to investing, we were primarily engaged in organizational activities.

We are currently conducting a continuous, unlimited private placement offering of our Class S, Class S-1, Class D, Class I, and Class E common stock (together, the “Common Shares”) without limit on the amount of capital raised.
Factors Impacting Our Operating Results
Our operating results can be affected by a number of factors and depend on loan origination activity, interest earned on the commercial loan investments held in the portfolio, interest paid on the borrowing facilities of the portfolio and the fair market value of our commercial real estate loan investments and our borrowings. Our net interest income varies primarily as a result of the number of loan originations in the period, the timing of entering into new borrowing arrangements and changes in benchmark interest rates and market spreads. Market spreads vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.
We have elected the fair value option for our commercial real estate loan investments and our borrowing facilities. The fair market value of our commercial real estate loans can be impacted by changes in credit spread premiums (yield advantage over a benchmark rate) and the supply of, and demand for, assets in which we invest.
Market Conditions
The Company originated six commercial loans since it began investing in May 2023, benefiting from a lending market experiencing decreased competition as the number of active lenders during the first half of 2023 was approximately 32% less than the first half of 2022 and banks continued to tighten credit standards. The Federal Reserve’s continued restrictive monetary policy impacted commercial real estate valuations across all asset types, while elevated interest rates benefited the interest income received from our commercial real estate loan investments, which were partially offset by higher debt service payments on our borrowing facilities. Other market conditions, including continued inflationary pressure and geopolitical conflict influenced volatility in terms of originations, lending and valuations in the commercial real estate sector.
Outlook
We believe today’s market environment presents an attractive entry point for private loans secured by commercial real estate caused by an anticipated lengthier higher interest rate environment, elevated refinancing opportunities, access to better quality loans because of lack of competition, and loan valuations that are significantly lower than 12 to 18 months ago providing more protection in the capital stack.
The back-end of the yield curve has moved considerably over the last two months with the outlook for interest rates being considerably higher than the outlook in the first half of this year. This movement is expected to result in higher interest income, which will be partially offset however by higher debt service payments, generated by the Company.
While market origination activity has declined 52% year-over-year largely related to a sharp reduction in transaction activity (72%) followed by a significant decline of refinancing activity (41%), there are $1.9 trillion and $2.6 trillion of commercial real estate loan maturities projected over the next two and five years, respectively, representing record highs, implying that there is significant ongoing demand for commercial real estate loans. Furthermore, we expect transaction activity to increase next year as the bid/ask spread between buyers and sellers has begun to narrow coupled with expirations of short-term loan extensions.
Commercial mortgage backed securities (“CMBS”) loan activity is at a 10-year low, and banks have sharply reduced their lending activity due to increased regulation and tighter credit standards. This allows the Company to access higher quality loans that have desirable credit metrics to sponsors/borrowers with strong balance sheets and long track records secured by favored asset classes located in liquid markets that would have otherwise been financed using CMBS or bank debt.
In addition, the profile of assets on which we anticipate making loans have already taken significant write-downs in the values of the underlying properties. As a result, the loan valuations are significantly lower than 12 to 18 months ago, allowing more security in the capital stack. We do expect that continued inflationary pressure will cause continued restrictive monetary policy, which is expected to contribute to additional declines in commercial real estate valuations.
Financial Condition
Investment Activities

We commenced investing in commercial real estate loans in May 2023. As of September 30, 2023, we originated six commercial real estate loans totaling $379.0 million. We elected the fair value option for our commercial real estate loan investments and, accordingly, we recognize any origination costs or fees associated with the loans in the period of origination. These whole loan investments earn interest at term SOFR plus a spread and had a weighted average interest rate of 8.56% as of September 30, 2023. In the three and nine months ended September 30, 2023, we earned $6.1 million and $7.6 million, respectively, of interest income on these loans.
As of September 30, 2023, we had the following investments in commercial loans:

$ in thousands
Metropolitan Statistical Area	Property Type	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Current Maturity	Maximum Maturity(3)
Phoenix	Industrial	5/17/2023	8.68%	$136,000	$116,990	$116,990	6/9/2025	6/9/2028
San Jose (4)	Multifamily	5/31/2023	8.49%	41,700	41,700	41,700	6/9/2026	6/9/2028
New York (5)	Multifamily	7/26/2023	8.44%	73,600	73,600	73,600	8/9/2026	8/9/2028
Los Angeles	Multifamily	8/4/2023	8.44%	85,180	80,050	80,050	8/9/2025	8/9/2028
Miami	Industrial	8/25/2023	8.69%	42,676	35,130	35,130	9/9/2025	9/9/2028
Richmond	Industrial	9/25/2023	8.67%	38,300	31,500	31,500	10/9/2025	10/9/2028
			8.56%	$417,456	$378,970	$378,970
(1)Represents weighted average interest rate as of period end. Loans earn interest at the one-month Term SOFR plus a spread.
(2)Loan amount consists of outstanding principal balance plus unfunded loan commitment.
(3)Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.
(4)An affiliate of the Adviser previously originated a loan to an unaffiliated borrower in August 2018 secured by the same collateral as this loan. We negotiated the terms of our loan directly with the unaffiliated borrower at market and without the involvement of the affiliate of the Adviser. The unaffiliated borrower used the refinancing proceeds from our loan to repay the loan of the affiliate of the Adviser.
(5)The total whole loan is $73.6 million, including (i) a senior mortgage loan of $55.2 million, and (ii) a mezzanine note of $18.4 million.
As of September 30, 2023, the fair value of our commercial real estate loan investments approximates the principal balance outstanding on the loans. The weighted average loan-to-value ratio (“LTV”) for our loan portfolio was approximately 63% at the time of origination based on independent property appraisals.

Loan Risk Ratings
We evaluate each loan at origination and assign an overall risk rating based on several factors, including but not limited to, credit metrics and volatility, sponsorship, sector type, property condition and performance, and market to determine the overall health of each loan investment in the portfolio (“Loan Risk Rating”). Loans are rated “1” (very low risk), “2” (low risk), “3” (medium risk), “4” (high risk/potential for loss), or “5” (impaired/loss likely). We re-evaluate the loan risk ratings on our loan portfolio quarterly and update risk ratings as needed.
Our loan portfolio had a weighted-average loan risk rating of 2.7 as of September 30, 2023.

Financing and Other Liabilities

We initially financed our equity in our investments in commercial real estate loans with a revolving line of credit. We financed the balance of our investments in commercial real estate loans with repurchase agreement facilities.
Our revolving line of credit bears interest at a daily or one-month term SOFR plus a spread and had a weighted average borrowing rate of 7.41% as of September 30, 2023. Our revolving line of credit expired in October 2023 and was repaid in full.
We finance the majority of our commercial real estate loan portfolio through repurchase agreements. Repurchase agreements bear interest at the one-month SOFR plus a spread. We have three repurchase agreement facilities that bear interest at one-month term SOFR plus a spread. These facilities had a weighted average borrowing rate of 7.63% as of September 30, 2023.
The below table summarizes our repurchase agreement and revolving line of credit borrowings as of September 30, 2023. We did not have any repurchase agreement or revolving credit facility borrowings as of December 31, 2022.

$ in thousands	Weighted Average Interest rate(1)	Maturity Date	Maximum Facility Size	Amount Outstanding
Repurchase Agreements:
Morgan Stanley Bank N.A.(2)	7.83%	05/25/2025	$250,000	$87,135
Citibank N.A.(3)	7.60%	06/1/2025 (original); 06/1/2027 (fully extended)	200,000	61,464
Bank of Montreal(4)	7.49%	07/18/2025	123,344	119,240
Total Repurchase Agreements	7.63%		573,344	267,839
Revolving Credit Facility(5)	7.41%	10/6/2023	58,194	28,000
Total	7.60%		$631,538	$295,839
(1) Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. Borrowings under our repurchase agreements carry interest at the one-month term SOFR plus a spread. Borrowings under our revolving credit facility carry interest at a daily or one-month term SOFR plus a spread.
(2) Borrowing facility has an extension option of one year, subject to lender approval and compliance with certain financial and administrative covenants.
(3) Borrowing facility reflects maximum maturity of two remaining extension options of one year each, because these extensions are at our option. The extensions, consistent with our current borrowing terms, are subject to ongoing compliance with certain financial and administrative covenants as well as payment of applicable extension fees.
(4) Borrowing facility has three extension options of one year, subject to lender approval and compliance with certain financial and administrative covenants.
(5) On October 6, 2023, the Company’s revolving credit facility matured and was repaid in full.

Results of Operations
For the three and nine months ended September 30, 2023, our results of operations consisted of:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023

$ in thousands except per share amount
Net Interest Income
Commercial loan interest income	$6,051	$7,571
Interest expense	(4,896)	(6,484)
Net interest income	1,155	1,087

Other Income (Expense)
Commitment and other fee income, net of related party expense of $1,125 and $1,993, respectively	1,244	2,147
Total other income (expense), net	1,244	2,147

Expenses
Debt issuance costs related to borrowings, at fair value	558	2,945
Organizational costs	86	690
General and administrative	1,067	1,643
Total expenses	1,711	5,278

Net income (loss)	$688	$(2,044)
Dividends to preferred stockholders	(3)	(4)
Net income (loss) attributable to common stockholders	$685	$(2,048)

Earnings (loss) per share:
Net income (loss) per share of common stock, basic and diluted	$0.55	$(4.88)
Weighted average number of shares of common stock outstanding, basic and diluted	1,245,585	420,007

Net Income (Loss) attributable to Common Stockholders

For the three months ended September 30, 2023, our net income attributable to common stockholders was $685,000, or $0.55 basic and diluted net income per weighted-average share available to common stockholders. We reported net income for the three months ended September 30, 2023 primarily because we earned $1.2 million of commitment and other fee income, net of related party expenses, on four commercial real estate loan originations. For the nine months ended September 30, 2023, our net loss attributable to common stockholders was $2.0 million, or $4.88 basic and diluted net loss per weighted-average share available to common stockholders. We incurred a net loss attributable to common stockholders for the nine months ended September 30, 2023 primarily due to debt issuance costs of $2.9 million associated with our repurchase agreement and revolving credit facilities and organizational costs of $690,000.

Net Interest Income

Interest Income and Average Earning Asset Yields

The table below presents information related our average earning assets and earning asset yields for the three and nine months ended September 30, 2023.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023

$ in thousands
Average earning assets(1)	$318,878	$254,289
Average earning assets yields(2)	7.59%	7.15%
(1)    Average earning assets for each period are based on weighted month-end balances. Average earning assets for the nine months ended September 30, 2023 are based on the weighted month-end balances commencing in May 2023.
(2)    Average earning asset yields for each period were calculated by dividing interest income by average earning assets. All yields are annualized.

Interest Expense and Cost of Funds

The table below presents information related our borrowings and cost of funds for the three and nine months ended September 30, 2023.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023

$ in thousands
Average borrowings(1)	$280,538	$239,846
Maximum borrowings (2)	$330,335	$330,335
Average cost of funds(3)	6.98%	6.49%
(1)    Average borrowings for each period are based on weighted month-end balances. Average borrowings for the nine months ended September 30, 2023 are based on the weighted month-end balances commencing in May 2023.
(2)    Amount represents the maximum borrowings at month-end during each of the respective periods.
(3)    Average cost of funds is calculated by dividing annualized interest expense by average borrowings.

Our interest expense for the three and nine months ended September 30, 2023 is summarized below.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023

$ in thousands
Repurchase agreement interest expense	$4,026	$4,883
Revolving credit agreement interest expense(1)	870	1,601
Total interest expense	$4,896	$6,484
(1)    Includes $649 of interest expense incurred on related party loan for the nine months ended September 30, 2023. We repaid our related party loan in June 2023.

Other Income (Expense), Net

We generally seek to charge each borrower a commitment fee that is calculated as a percent of the whole loan on a fully funded basis at the time of origination. We retain 50% of commitment fees that we earn on our loan investments and pay our Adviser 50% of commitment fees that we earn. For the three and nine months ended September 30, 2023, we earned approximately $1.2 million and $2.1 million, respectively, of commitment and other fee income after related party expenses on our loan investments. We recognized commitment fees immediately in earnings because we elected the fair value option for our loan investments.

In the three and nine months ended September 30, 2023, we did not observe material changes in the collateral risks in our portfolio or in market pricing; therefore, we did not record any market valuation adjustments to our loan assets. We compared the features of our loans to the interest rates and terms required by lenders in the new loan origination market for similar loans, and the yield required by investors acquiring similar loans in the secondary market, as well as a comparison of current market and collateral conditions to those present at origination or acquisition. Similarly, we did not record any market valuation adjustments to our financing facilities following a review of the market interest rates, which reflect estimates for how lenders would price equivalent loans for the remaining terms. Additionally, we considered current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles.

Expenses

Our expenses for the three and nine months ended September 30, 2023 totaled $1.7 million and $5.3 million, respectively, and primarily consist of debt issuance costs, organizational costs and general and administrative expenses.

We expense debt issuance costs as incurred because we elected the fair value option for our repurchase agreements and revolving line of credit facilities. When we incur debt issuance costs prior to a debt facility closing, we expense the costs as incurred if we intend to elect the fair value option to account for the debt facility and the closing is probable as of the balance sheet date. Our debt issuance costs primarily consist of upfront lender fees and legal costs directly associated with entering into our debt facilities. For the three and nine months ended September 30, 2023, average borrowings were $280.5 million and $239.8 million, respectively.

Our organizational costs for the three and nine months ended September 30, 2023 primarily consisted of legal and state registration fees.
Our general and administrative expenses for the three and nine months ended September 30, 2023 primarily consisted of accounting, auditing, legal and other professional fees.

Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings, and fund other general business needs. Our primary sources of funds for liquidity consist of the net proceeds from our continuous private offering, net cash provided by operating activities, proceeds from repurchase agreements and our revolving credit facility, loan repayments, uncalled capital commitments, and future issuances of equity and/or debt securities.
We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, the payment of cash dividends as required for continued qualification as a REIT, and to repurchase shares of our common stock under our share repurchase plan. Cash needs for items other than asset acquisitions are generally met from operations, and cash needs for loan originations and asset acquisitions are funded by our continuous private offering and debt financings. However, there may be a delay between the sale of our shares and our origination of loan assets or purchase of assets that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.
We held cash and cash equivalents of $3.8 million and restricted cash of $5.4 million as of September 30, 2023. Our cash and cash equivalents change due to normal fluctuations in cash balances related to the timing of principal and interest payments and loan origination and funding activity. Our restricted cash changes based on the volume of new subscriptions for our Shares. Our operating activities provided net cash of $4.7 million for the nine months ended September 30, 2023 primarily from amounts advanced by our Adviser under our advisory agreement, including $2.9 million of debt issuance costs.
Our investing activities used net cash of $379.0 million in the nine months ended September 30, 2023 and consisted of originating six commercial real estate loan investments.
Our financing activities provided net cash of $383.4 million in the nine months ended September 30, 2023. During the nine months ended September 30, 2023, we received net proceeds from our revolving credit facility and repurchase agreements of $28.0 million and $267.8 million, respectively and net proceeds from the issuance of common and preferred stock of $85.3 million and $100,000, respectively. We also received net proceeds of $5.4 million from retail investor subscriptions paid in advance. Additionally, we used cash of $2.2 million and $998,000 for the nine months ended September 30, 2023 to pay dividends and debt issuance costs, respectively.
As of September 30, 2023, our total assets were approximately $391.0 million and consisted primarily of six investments in commercial real estate loans totaling $379.0 million, restricted cash of $5.4 million and cash and cash equivalents of $3.8 million. We financed our commercial real estate loan investments with $267.8 million of repurchase agreement borrowings from three lenders and $28.0 million in proceeds from our revolving credit agreement. As of September 30, 2023, we had $305.5 million of unused borrowing capacity under our repurchase agreements and $30.2 million of undrawn borrowing capacity on our revolving credit facility.
Our target leverage ratio after we have raised substantial offering proceeds and acquired a broad portfolio of commercial real estate loan investments is approximately 50% to 65% of the aggregate value of the underlying collateral of our commercial real estate loan investments. As used herein, “leverage ratio” is measured by dividing (x) the sum of the Company’s consolidated outstanding liabilities under its portfolio-level repurchase agreements and financing arrangements, by (y) the aggregate of the underlying collateral securing the loans in the Company’s portfolio that are not subordinated loans at the time such leverage is incurred. For purposes of determining the value of the underlying collateral of our commercial real estate loan portfolio, the value is calculated as of the date on which the loan is extended to the borrower.
We also may use Company-level credit facilities or other financing arrangements that are not secured by commercial real estate loans or other investments as short-term cash management tools to pay fees and expenses, finance investment activity, and bridge portfolio-level financing arrangements. There is no limit on the short-term indebtedness the Company may incur under Company-level credit facilities. Company-level credit facility loan balances outstanding for 12 months or longer will be factored into the leverage ratio above.

If we are unable to raise substantial funds in our continuous private offerings, we will make fewer investments resulting in less diversification in terms of the type, number, and size of investments we make. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reduce our net income, and limit our ability to make distributions.
The Adviser has agreed to advance all of our organizational and offering expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through the earlier of (1) the date that our NAV reaches $1.0 billion and (2) March 31, 2024. In addition, the Adviser has agreed to advance our operating expenses, including debt issuance costs, incurred through the earlier of (1) the date that our NAV reaches $500 million and (2) March 31, 2024. We will reimburse the Adviser for all advanced expenses ratably over the 60 months following such dates. Commitment fees are not advanced by the Adviser and are currently payable to the Adviser. As of September 30, 2023, we owed the Adviser $7.2 million consisting of (i) $2.9 million for debt issuance costs, (ii) $690,000 for organizational costs, (iii) $1.0 million for deferred offering costs, (iv) $1.7 million for general and administrative expenses and (v) $758,000 for commitment fees. As of September 30, 2023, $459,000 was due from the Adviser.
An affiliate of Invesco has committed to purchase up to $300 million in Shares. We may call $150 million in capital under the Invesco Subscription Agreement in one or more closings through March 23, 2028. We may also call up to $150 million in additional capital if needed to avoid triggering any concentration limit imposed by a third party in connection with its distribution or placement of our Shares. Invesco’s affiliate may not submit its Shares for repurchase under our share repurchase plan until the earlier of March 23, 2028 and the date that our aggregate NAV is at least $1.5 billion. We can only accept a repurchase request from Invesco’s affiliate after all requests from unaffiliated stockholders have been fulfilled. We may elect to repurchase all or any portion of the Shares acquired by Invesco’s affiliate at any time at a per Share price equal to the most recently determined NAV per Share for each class.
As of September 30, 2023, we may call $64.7 million of the initial $150 million capital committed under the Invesco Subscription Agreement.
Contractual Obligations and Commitments
Commitments and contingencies may arise in the ordinary course of business. As of September 30, 2023, we had unfunded commitments of $38.5 million for four of our commercial real estate loan investments. Unfunded commitments generally consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the remaining current maturity of the related loans of 1.83 years.
We have also committed to pay counterparty legal, diligence and other fees in connection with new financing facilities in the ordinary course of business.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP which require management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue and expenses. In our Registration Statement on Form 10 (File 000-56564) we identified our critical accounting policies and estimates. There have been no significant changes to our critical accounting policies and estimates from those disclosed in our Registration Statement on Form 10 (File 000-56564).

For further information on our accounting policies, see Item 1. Financial Statements - Note 2 -”Summary of Significant Accounting Policies”.

Recent Accounting Standards
None.

Net Asset Value (“NAV”)

We calculate our NAV for each class of shares based on the net asset values of our investments (including but not limited to commercial real estate loans and debt securities), the addition of any other assets (such as cash, restricted cash, receivables, and other assets obtained in the ordinary course of business), and the deduction of any liabilities (including but not limited to financing facilities, Company-level credit facilities, securitized loans, payables, and other liabilities incurred in the ordinary course of business). NAV is not a measure used under U.S. GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from U.S. GAAP. You should not consider NAV to be equivalent to stockholders’ equity or any other GAAP measure.
To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in Financial Accounting Standards Board Codification Topic 820, Fair Value Measurements and Disclosures. Our NAV per share for each class of shares will be calculated monthly by an affiliate of FTI Consulting, Inc. (“FTI”), a third-party firm that provides us with certain administrative and accounting services and such calculation will be reviewed and confirmed by the Adviser. For purposes of calculating NAV, we use the following valuation methods:
•Newly originated or acquired commercial real estate loans will initially be valued at par in the month that they are closed, which is expected to represent fair value at that time, and revalued by an independent valuation advisor monthly thereafter. Valuations of commercial real estate loans reflect changes in interest rates, spreads, loan tests and metrics, risk ratings, and anticipated liquidation timing and proceeds, among others. The fair value is determined by discounting the future contractual cash flows to the present value using a current market interest rate or spread. The market rate is determined through consideration of the interest rates for debt of comparable quality and maturity, and the value of the underlying real estate investment.
•Collateral will be appraised by a third-party appraisal firm prior to the closing of each transaction. An independent valuation adviser will appraise the collateral each year thereafter. Valuations of collateral reflect changes in property value based on comparable trades, occupancy, expirations, discounted cash flows, and anticipated liquidation timing and proceeds, among others. The Adviser may choose to obtain an interim period appraisal if a material event occurs and impacts the collateral.
•Publicly traded real-estate related assets that are not restricted as to salability or transferability will generally be valued by the Adviser monthly on the basis of publicly available market quotations or at fair value determined in accordance with U.S. GAAP. The Adviser may adjust the value of public debt real estate-related assets and derivatives that are restricted as to salability or transferability for a liquidity discount. In determining the amount of such discount, consideration is given to the nature and length of such restriction and the relative volatility of the market price of the security.
•The Company reports its derivative assets and liabilities at fair value as determined by an independent pricing service. The Company generally obtains one price per instrument from its primary pricing service. If the primary pricing service cannot provide a price, the Company will seek a value from other pricing services. The pricing service values bilateral interest rate swaps and interest rate caps under the income approach using valuation models. The significant inputs in these models are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts. The pricing service values currency forward contracts under the market approach through the use of quote market prices available in an active market.
•Investments in privately placed debt instruments and securities of real estate-related operating businesses (other than joint ventures), such as real estate development or management companies, will initially be valued by the Adviser at the acquisition price and thereafter will be revalued at least monthly at fair value. The fair value of real-estate related operating businesses is generally determined by using valuation methodologies such as discounted cash flow and market comparable analysis. The valuation analysis is supplemented with a qualitative assessment of the operating businesses’ operating metrics such as sales growth, revenue traction, margin, key account wins and stability of executives. In evaluating the fair value of the Company’s interests in certain commingled investment vehicles, values periodically assigned to such interests by the respective issuers or broker-dealers may be relied upon.
•In the event we pursue ownership interest in the underlying collateral on a defaulted loan either through a foreclosure, a deed-in-lieu of foreclosure or other remedy in accordance with local law, then the asset will become real estate owned (“REO”). REO properties will initially be valued at fair value less closing costs, at the time of acquisition. Thereafter, the REO properties will be valued by the Company’s appraiser periodically, as needed. Property-level valuations reflect changes in property value based on comparable trades, occupancy, expirations, discounted cash flows, and anticipated liquidation timing and proceeds, among others.
•The fair value of any collateralized financing assets and securitized liabilities will generally be measured using the more observable of the fair value of the securitized assets and liabilities using the valuation guidelines.

•Liquid non-real estate-related assets will be valued monthly by the Adviser based on market quotations or at fair value determined in accordance with U.S. GAAP.
•New financing facilities and company-level credit facilities will initially be valued at par, which is expected to represent fair value at that time. Thereafter, an independent valuation adviser will prepare monthly valuations of the facilities that will be used in calculating NAV. Any changes to the fair value of facilities are expected to reflect changes including, but not limited to, interest rates, spreads, and key loan metrics and tests utilizing the collateral value and cash flows, including the estimated liquidation timing and proceeds.
The valuation of our commercial real estate loans, financing facilities, and company-level credit facilities is performed by independent valuation advisors, Chatham Financial Corp. (“Chatham”). The valuation of the underlying collateral for the Company’s commercial real estate loans is performed by independent valuation advisors, Capright Property Advisors, LLC (“Capright”). Chatham and Capright are each a third-party valuation firm that has been selected by the Adviser and approved by our Board, including a majority of our independent directors. Chatham and Capright are engaged in the business of rendering opinions regarding the value of real estate-related debt and commercial real properties and are not affiliated with us or the Adviser.
Each class of our common stock will have an undivided interest in our assets and liabilities, other than class-specific stockholder servicing fees and management fees. In accordance with the valuation guidelines, FTI will calculate our NAV per share for each class as of the last calendar day of each month, including the estimated fair value of (1) commercial real estate loans and debt securities owned by the Company and (2) any other assets and liabilities. Because stockholder servicing fees allocable to a specific class of shares will only be included in the NAV calculation for that class, the NAV per share for our share classes may differ.
Our NAV for each class of shares will be based on the net asset values of our investments (including debt securities), the addition of any other assets (such as cash), and the deduction of financing facilities and company-level credit facilities and any other liabilities (including accrued performance fees and the deduction of any stockholder servicing fees specifically applicable to such class of shares). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in the Company’s aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. The NAV calculation is available generally within 15 calendar days after the end of the applicable month. Changes in our monthly NAV includes, without limitation, accruals of our net portfolio income, interest expense, the management fees, any accrued performance fees, distributions, unrealized/realized gains and losses on financial instruments, any applicable organization and offering expenses and any expense reimbursements. Changes in our monthly NAV also includes material non-recurring events, such as capital expenditures occurring during the month. On an ongoing basis, the Adviser will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available.
The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through September 30, 2023. We will reimburse the Adviser for all of the foregoing advanced expenses ratably over the 60 months following the earlier of (1) the date our NAV reaches $1.0 billion and (2) March 31, 2024. For purposes of calculating our NAV, the organization and offering expenses paid by the Adviser through September 30, 2023 are not recognized as expenses or as a component of equity and will not be reflected in our NAV until we reimburse the Adviser for these costs.
The Adviser advanced all of our operating expenses on our behalf through September 30, 2023. These costs include certain prepaid expenses that are classified as other assets in our U.S. GAAP consolidated financial statements that have also been excluded from our NAV. We will reimburse the Adviser for all of the foregoing advanced operating expenses ratably over 60 months following the earlier of (1) the date our NAV reaches $500 million and (2) March 31, 2024. For purposes of calculating our NAV, operating expenses paid by the Adviser on our behalf through September 30, 2023 will not be reflected in our NAV until we reimburse the Adviser for such costs.

Following the aggregation of the net asset values of the Company’s investments, the addition of any other assets (such as cash) and the deduction of any other liabilities, FTI incorporates any class-specific adjustments to NAV, including additional issuances and repurchases of common stock and accruals of class-specific stockholder servicing fees. For each applicable class of shares, the stockholder servicing fee is calculated as a percentage of the aggregate NAV for such class of shares. For purposes of calculating our NAV, stockholder servicing fees will be recognized as a liability and reflected in our NAV as and when the stockholder servicing fees become payable. Liabilities allocable to a specific class of shares are only included in the NAV calculation for that class. We include the cost basis of these liabilities as part of NAV, which approximates fair value.

The declaration of distributions will reduce the NAV for each class of our common stock in an amount equal to the accrual of the Company’s liability to pay any such distribution to our stockholders of record of each class. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.
The following table reconciles U.S. GAAP stockholders’ equity per our condensed consolidated balance sheets to our NAV:

$ in thousands	September 30, 2023
Stockholders' equity	$80,279
Adjustments:
Organizational expenses advanced by Adviser (1)	690
Operating expenses advanced by Adviser (2)	4,567
Preferred stock liquidation preference	(111)
NAV	$85,425
(1)    The Adviser advanced all of our organizational expenses through September 30, 2023. The Adviser also advanced all of our offering costs through September 30, 2023. We expense our organizational costs as incurred in our condensed consolidated statement of operations. We have recorded our offering costs as an other asset in our condensed consolidated balance sheets as of September 30, 2023 and will record these costs as a reduction of additional paid in capital when we issue stock to third parties in our 2023 Offering. We will reimburse the Adviser for all of our advanced organizational expenses and offering costs ratably over the 60 months following the earlier of (1) the date our NAV reaches $1.0 billion and (2) March 31, 2024. We will reimburse the Adviser for any organizational expenses and offering costs incurred subsequent to March 31, 2024 as incurred. For purposes of calculating our NAV, the organizational expenses and offering costs paid by the Adviser through September 30, 2023 will not be recognized as an expense or a reduction until we reimburse the Adviser for these costs.
(2)    The Adviser advanced all of our operating expenses, including debt issuance costs, through September 30, 2023. These costs include certain prepaid expenses that are classified as other assets in our U.S. GAAP condensed consolidated financial statements that have also been excluded from our NAV. We will reimburse the Adviser for all of our advanced operating expenses ratably over 60 months following the earlier of (1) the date our NAV reaches $500 million and (2) March 31, 2024. We will reimburse the Adviser for any operating expenses incurred subsequent to March 31, 2024 as incurred. For purposes of calculating our NAV, the operating expenses paid by the Adviser on our behalf through September 30, 2023 will not be reflected in our NAV until we reimburse the Adviser for these costs. See footnote 3 to the reconciliation below of U.S. GAAP net income (loss) attributable to common stockholders to FFO, AFFO, and FAD for the components of operating expenses advanced by the Adviser.
The following table provides a breakdown of the major components of our total NAV as of September 30, 2023:

$ in thousands, except share data	September 30, 2023
Commercial real estate loan investments, at fair value	$378,970
Cash and cash equivalents	3,765
Restricted cash	5,379
Interest receivable	1,325
Due from affiliate	459
Repurchase agreements, at fair value	(267,839)
Revolving credit facility, at fair value	(28,000)
Interest payable	(1,113)
Dividends and distributions payable	(904)
Other liabilities(1)	(6,506)
Preferred stock liquidation preference	(111)
Net asset value	$85,425
Number of outstanding shares	3,413,933

(1) Includes accounts payable, accrued expenses and other liabilities of $5.7 million as presented on our condensed consolidated balance sheets, and Adviser commitment fee payable of $758,000 included within Due to affiliate on our condensed consolidated balance sheet. See Item 1. Financial Statements - Note 10 - “Related Party Transactions” to the condensed consolidated financial statements.
The following table provides a breakdown of our total NAV and NAV per share by class as of September 30, 2023:

$ in thousands, except per share data	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Total
Net asset value	$21,357	$21,357	$21,357	$21,354	$85,425
Number of outstanding shares	853,511	853,511	853,511	853,400	3,413,933
NAV Per Share (1)	$25.02	$25.02	$25.02	$25.02
(1) As of September 30, 2023, we had not sold any Class S-1 shares. The transaction price for our Class S-1 shares is based on the NAV per share of Class S, Class D and Class I shares as of September 30, 2023.
Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution
Funds from operations (“FFO”) is a standard REIT industry metric defined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss (computed in accordance with U.S. GAAP), excluding (i) gains or losses from sales of depreciable real property, (ii) impairment write-downs on depreciable real property, plus (iii) real estate-related depreciation and amortization and (iv) similar adjustments for non-controlling interests and unconsolidated entities.
We believe that adjusted FFO (“AFFO”) is a meaningful measure of our operating results. AFFO further adjusts FFO for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our ongoing operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) organizational costs advanced by the Adviser and (ii) preferred stock offering costs. Organizational costs advanced by the Adviser are removed to arrive at FFO as these costs are reflective of the costs incurred to stand up our operations and are not considered ongoing operating costs. Offering costs related to preferred stock issuances, similarly, were organizational in nature and are not considered reflective of ongoing operational costs. We may add additional adjustments from FFO to arrive at AFFO as appropriate; for example, repayment of organizational expenses to the Adviser will reduce AFFO in the periods such payments are made.
Our business objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends. We also believe funds available for distribution (“FAD”) is a meaningful measure that provides useful information for considering our operating results and certain other items relative to the amount of our distributions by removing the impact of certain non-cash items from our operating results. FAD is calculated as AFFO excluding operating expenses advanced by the Adviser until the advanced expenses are reimbursed to the Adviser. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with U.S. GAAP. Cash flows from operating activities in accordance with U.S. GAAP would generally include adjustments for actual cash receipts from interest income recognized on commercial real estate loan investments, which are excluded for FAD. Furthermore, FAD is adjusted for stockholder servicing fees, which are not considered when determining cash flows from operating activities in accordance with U.S. GAAP.
FFO, AFFO, and FAD should not be considered to be more relevant or accurate than the U.S. GAAP methodology in calculating net income (loss) or in evaluating our operating performance. FFO, AFFO, and FAD should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other U.S. GAAP measurements. Further, FFO, AFFO, and FAD are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. In addition, our methodology for calculating AFFO and FAD may differ from methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported AFFO and FAD may not be comparable to the AFFO and FAD reported by other companies.
To maintain our qualification as a REIT, U.S. federal income tax law generally requires that we distribute at least 90% of our REIT taxable income annually, determined without regard to the deduction for dividends paid and excluding net capital gains. We plan to distribute at least 100% of our REIT taxable income. Because we view funds available for distribution as a consistent measure of our investment portfolio's ability to generate income for distribution to common stockholders, funds available for distribution is one metric, but not the exclusive metric, that our Board uses to determine the amount, if any, and the payment date of dividends on our common stock. However, funds available for distribution should not be considered as an indication of our taxable income, a guaranty of our ability to pay dividends or as a proxy for the amount of dividends we may pay, as funds available for distribution excludes certain items that impact our cash needs.
The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to FFO, AFFO, and FAD for the following periods:

	Three Months Ended	Nine Months Ended
$ in thousands	September 30, 2023	September 30, 2023
Net income (loss) attributable to common stockholders	$685	$(2,048)
Funds from operations (FFO)	685	$(2,048)
Adjustments:
Organizational costs advanced by Adviser(1)	86	690
Preferred stock offering costs(2)	—	(11)
Adjusted funds from operations (AFFO)	771	$(1,369)
Adjustments:
Operating expenses advanced by Adviser(3)	1,608	4,567
Funds available for distribution (FAD)	$2,379	$3,198
(1)    Represents organizational costs as presented on our condensed consolidated statement of operations
(2)    Preferred stock offering costs are recorded as a reduction of equity in our statement of changes in stockholders’ equity and reduce funds available for distribution to our common stockholders.
(3)    Operating expenses consist of debt issuance costs and general and administrative expenses as reported on our condensed consolidated statement of operations. Total operating expenses advanced the Adviser consist of:

	Three Months Ended	Nine Months Ended
$ in thousands	September 30, 2023	September 30, 2023
Debt issuance costs related to borrowings, at fair value	$558	$2,945
General and administrative expenses	1,067	1,643
Less: expenses not advanced by the Adviser	(17)	(21)
Total operating expenses advanced by the Adviser	$1,608	$4,567

The components of funds available for distribution for the three and nine months ended September 30, 2023 are:

	Three Months Ended	Nine Months Ended
$ in thousands	September 30, 2023	September 30, 2023
Net interest income	$1,155	$1,087
Commitment and other fee income net of related party expense of $1,125 and $1,993, respectively	1,244	2,147
Preferred stock offering costs(1)	—	(11)
Expenses not advanced by Adviser	(17)	(21)
Subtotal	2,382	3,202
Dividends to preferred stockholders	(3)	(4)
Funds available for distribution	$2,379	$3,198
(1)    Preferred stock offering costs are recorded as reduction of equity in our statement of changes in stockholders’ equity and reduce funds available for distribution to our common stockholders.

Distributions
We generally intend to distribute substantially all of our taxable income, which does not necessarily equal net income as calculated in accordance with U.S. GAAP, to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code of 1986 (the “Code”).
We began declaring monthly distributions in August 2023 with a cumulative distribution from earnings available for distribution up to that point. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The table below details the net distribution per share for each of our common share classes for the nine months ended September 30, 2023:

Declaration Date	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares
August 31, 2023	$3.6180	$—	$3.6180	$3.6180	$3.6180
September 30, 2023	0.2638	—	0.2638	0.2638	0.2638
Total	$3.8818	$—	$3.8818	$3.8818	$3.8818
The following table summarizes our distributions declared during the nine months ended September 30, 2023. We did not make any distributions prior to August 2023.

	Nine Months Ended
	September 30, 2023
$ in thousands	Amount	Percentage
Distributions
Payable in cash	$3,122	100%
Reinvested in shares	—	—
Total distributions	$3,122	100%
Sources of Distributions
Cash flows from operating activities(1)	$3,122	100%
Offering proceeds	—	—
Financing proceeds	—	—
Total sources of distribution	$3,122	100%

Net cash provided by operating activities	$4,667
(1) As of September 30, 2023, our inception to date cash flows from operating activities funded 100% of our distributions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company may be exposed to market risk with respect to the fair value of commercial real estate loans and borrowings due to changes in market conditions, including spreads, benchmark interest rates, property cash flows, and commercial property values that serve as collateral. While we do not seek to avoid risk completely, we believe that risk can be quantified from historical experience, and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are exposed to interest rate volatility primarily as a result of the floating rate nature of the commercial real estate loans we hold and the financing we place on them. Additionally, we may use Company-level credit facilities featuring floating interest rates for liquidity and working capital purposes. Furthermore, we may make investments in fixed and floating rate debt securities; the value of our positions may increase or decrease depending on interest rate movements. Finally, interest rate changes may impact the availability of financing needed to expand our investment portfolio.

A rise in benchmark interest rates, such as SOFR, can be expected to lead to higher interest income earned (calculated as benchmark interest rate plus spread) on any variable rate commercial real estate loan we may hold and to declines in the value of any fixed rate commercial real estate loan we may hold. Rising benchmark interest rates carry default risk to our borrowers, because debt service payments may increase relative to cash flows from underlying properties, triggering borrower liquidity covenants. Therefore, we expect to protect interest income by requiring borrowers to purchase benchmark interest rate caps, which provides a hedge against rising benchmark interest rates, whereby the borrower will receive excess cash if benchmark interest rates exceed predetermined strike prices. Furthermore, rising benchmark interest rates also cause our overall cost of borrowing to increase, partially offsetting any increase in elevated interest income earned on our variable rate commercial real estate loan. We may use derivative financial instruments to hedge benchmark interest rate exposure on our borrowings to mitigate the impact on our debt service payments. An increase in benchmark interest rates may result in an increase in our net interest income and the amount of performance fees payable to the Adviser.

A decline in benchmark interest rates can be expected to lead to lower interest income earned from any variable rate commercial real estate loan we hold and increases in the value of any fixed rate commercial real estate loan we may hold. To mitigate the impact of reduced earnings as a result of declining benchmark interest rates, we expect to structure benchmark interest rate floors into each loan where the borrower will be required to pay minimum debt service payments should benchmark interest rates fall below a predetermined rate. Additionally, reduced benchmark interest rates also cause our overall cost of borrowings to decrease. Because our borrowings do not feature interest rate floors, but our variable rate commercial real estate loan feature minimum debt service payments due to us, declining benchmark interest rates below the structured floors may result in an increase to the net interest income received and an increase in the amount of performance fees payable to the Adviser.

As of September 30, 2023, we had $379.0 million of floating rate commercial real estate loans, $267.8 million of floating rate financing facilities, and $28.0 million of Company-level credit facilities.

The net interest income sensitivity analysis table presented below shows the estimated impact over a twelve-month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points, on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of September 30, 2023. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Adviser’s expectations. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience.

$ in thousands	At September 30, 2023
Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$1,107	9.27%
-1.00%	$(1,107)	(9.27)%

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates at September 30, 2023. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investments, which can result in material changes to our interest rate risk portfolio.

The information set forth in the interest rate sensitivity table above and all related disclosures constitutes forward-looking statements within the meaning of Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity table.

Credit Risk

We are exposed to credit risk in our commercial real estate loans with respect to a borrower’s ability to make required debt service payments to us and repay the unpaid principal balance in accordance with the terms of the applicable loan agreement. We manage this risk by conducting a credit analysis prior to making an investment and by actively monitoring our portfolio and the underlying credit quality, including subordination and diversification, of our commercial real estate loans. In addition, we re-evaluate the credit risk inherent in our commercial real estate loans on a regular basis under fundamental considerations such as gross domestic product, unemployment, interest rates, retail sales, store closing/openings, corporate earnings, housing inventory, affordability and regional home price trends.

We are exposed to credit risk with respect to the tenants that occupy properties that serve as collateral to our commercial real estate loans. To mitigate this risk, we seek to avoid large single tenant exposure and we undertake a credit evaluation of major tenants prior to making a loan. This analysis includes extensive due diligence of a potential tenant’s creditworthiness and business, as well as an assessment of the strategic importance of the property to the tenant’s core business operations.

Finally, we may be exposed to counterparty credit risk under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

Market Risk

Market Value Risk

We may also be exposed to market risk with respect to the fair value of our commercial real estate loans, debt securities and borrowings due to changes in market conditions, including spreads, benchmark interest rates, property cash flows, and commercial property values that serve as collateral. We seek to manage our exposure to market risk by originating or acquiring commercial real estate loans secured by different property types located in diverse, but liquid markets with stable credit ratings. The fair value of our commercial real estate loans, debt securities and borrowings may fluctuate, therefore the amount we will realize upon any repayment, sale, or an alternative liquidation event is unknown.

The investment portfolio value sensitivity analysis table presented below shows the estimated impact of a change in market benchmark spreads, up and down 100 basis points, on the fair value of our benchmark spread-sensitive investments and borrowings as of September 30, 2023, assuming a static portfolio and constant financing. When evaluating the impact of changes in benchmark spreads, prepayment assumptions and principal reinvestment rates are adjusted based on our Adviser’s expectations. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience.

$ in thousands	At September 30, 2023
Change in Benchmark Spreads	Projected Increase (Decrease) in Net Portfolio Value	Percentage Change in Projected Net Portfolio Value
+1.00%	$(3,206)	(3.86)%
-1.00%	$3,559	4.28%

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing benchmark spread sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The benchmark spread scenarios assume benchmark interest rates at September 30, 2023. Furthermore, while the analysis reflects the estimated impact of benchmark spread increases and decreases on a static portfolio, we actively manage the size and composition of our investments, which can result in material changes to our benchmark spread risk portfolio.

The information set forth in the benchmark spread sensitivity table above and all related disclosures constitutes forward-looking statements within the meaning of Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing benchmark spread sensitivity table.

Real Estate Risk

Commercial property values are subject to volatility and may be adversely affected by a number of factors, including: national, regional and local economic conditions; local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes and/or tax and legal considerations. Changes in commercial property values are difficult to predict with accuracy. We model a range of valuation scenarios and the resulting impacts to our business.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report our disclosure controls and procedures (a) are effective to reasonably ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, we were not involved in any such legal proceedings.

ITEM 1A. RISK FACTORS.

There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in our Registration Statement on Form 10 (File 000-56564) that became effective on August 28, 2023. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Unregistered Sales of Equity Securities
On July 25, 2023, we issued 153,000 shares each of our unregistered Class S, Class D, Class I, and Class E common stock to an affiliate of Invesco, at a purchase price per share of $25.00, for an aggregate purchase price of $15.3 million.
On September 5, 2023 we issued 700,000 shares each of our unregistered Class S, Class D, Class I, and Class E common stock to an affiliate of Invesco, at a purchase price per share of $25.00, for an aggregate purchase price of $70.0 million.
The transactions described above were exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) thereof because it was not part of any public offering and did not involve any general solicitation or general advertising.
Issuer Purchases of Equity Securities
During the period ended September 30, 2023, we did not repurchase any shares of our common stock pursuant to our share repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10/A filed on August 25, 2023 and incorporated herein by reference).

3.2	Articles of Amendment of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10/A filed on August 25, 2023 and incorporated herein by reference).

3.3
Articles Supplementary Classifying and Designating a Class of Preferred Stock as 12.5% Series A Cumulative Redeemable Preferred Stock and Fixing Distribution and Other Preferences and Rights of Such Class (filed as Exhibit 3.3 to the Company’s Registration Statement on Form 10/A filed on August 25, 2023 and incorporated herein by reference).

3.4
Articles Supplementary Classifying and Designating a Class of Common Stock as Class S-1 Common Stock and Fixing Distribution and Other Preferences and Rights of Such Class (filed as Exhibit 3.4 to the Company’s Registration Statement on Form 10/A filed on August 25, 2023 and incorporated herein by reference).

3.5
Articles Supplementary filed with the State Department of Assessments and Taxation of Maryland effective on October 16, 2023 (filed as Exhibit 3.1 of our Current Report filed on October 19, 2023 and incorporated herein by reference).

3.6	Bylaws of the Company (filed as Exhibit 3.5 to the Company’s Registration Statement on Form 10/A filed on August 25, 2023 and incorporated herein by reference).

4.1
Distribution Reinvestment Plan adopted by the Company, effective as of March 23, 2023 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10/A filed on August 25, 2023 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments; and (iv) Condensed Consolidated Statements of Cash Flows

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith

The agreements and other documents filed as exhibits to this Quarterly Report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO COMMERCIAL REAL ESTATE FINANCE TRUST, INC.
November 14, 2023	By:	/s/ Hubert J. Crouch
Hubert J. Crouch
Chief Executive Officer
(Principal Executive Officer)

November 14, 2023	By:	/s/ R. Lee Phegley, Jr.
R. Lee Phegley, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)