Form 10-K
period 2023-12-31
Invesco Commercial Real Estate Finance Trust, Inc.
filed 2024-03-29
CIK 1976927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
    (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission file number 000-56564
Invesco Commercial Real Estate Finance Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	92-1080856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Ross Avenue, Suite 3400 Dallas, Texas	75201

(Address of principal executive offices)	(Zip Code)

(972) 715-7400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
Class S common stock, $0.01 per share; Class D common stock, $0.01 per share; Class I common stock, $0.01 per share; Class E common stock, $0.01 per share; Class S-1 common stock, $0.01 per share; and Class F common stock, $0.01 per share
________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of March 22, 2024, there were 7,822,935 outstanding shares of common stock of Invesco Commercial Real Estate Finance Trust, Inc. comprised of 1,052,598 Class S common stock, 2,543,345 Class S-1 common stock, 1,052,598 Class D common stock, 2,047,972 Class I common stock, 1,126,422 Class E common stock, and — Class F common stock.
Documents Incorporated by Reference
Part III of this Form 10-K incorporates by reference certain information (solely to the extent explicitly indicated) from the registrant’s proxy statement for the 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Invesco Commercial Real Estate Finance Trust, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Report”) contains forward-looking statements within the meaning of the United States securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “project,” “forecast” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements, although not all forward-looking statements may contain such words. Forward-looking statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are difficult to predict and are generally beyond our control.
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Website Disclosure
We use our website (www.invesco.com/incref) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases and Securities and Exchange Commission (“SEC”) filings. The contents of our website are not, however, a part of this Annual Report on Form 10-K.

PART I.
ITEM 1.    BUSINESS
References herein to “Invesco Commercial Real Estate Finance Trust,” the “Company,” “INCREF,” “we,” “us,” or “our” refer to Invesco Commercial Real Estate Finance Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.
General Description of Business and Operations
We are a Maryland corporation incorporated in October 2022. Our primary investment strategy is to originate, acquire and manage a diversified portfolio of loans and debt-like preferred equity interests secured by, or unsecured but related to, commercial real estate. To a lesser extent, we may purchase non-distressed public or private debt securities and invest in private operating companies in the business of or related to commercial real estate credit through debt or equity investment. We commenced investing activities in May 2023.

We own substantially all of our assets through Invesco Commercial Real Estate Finance Investments, L.P. (the “Operating Partnership”), a Delaware limited partnership and a wholly-owned subsidiary and have one operating segment. We are externally managed by Invesco Advisers, Inc. (the “Adviser”), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), an independent global investment management firm. Our Adviser utilizes the personnel and global resources of Invesco Real Estate, the real estate investment center of Invesco, to provide investment management services to us.
We intend to qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2023. To maintain our REIT qualification, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits our exclusion from the definition of an “Investment Company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
We are engaging in a continuous, unlimited private placement offering of our common stock to “accredited investors” (as defined by Rule 501 promulgated pursuant to the Securities Act) (the “Continuous Offering”) under exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. The Class S shares, Class S-1 shares, Class D shares, Class I shares, and Class E shares sold in our Continuous Offering have different upfront selling commissions, ongoing stockholder servicing fees, management fees and performance fees.
An institutional investor committed to purchase $200 million in shares of our Class F common stock.
Our board of directors (“Board”) has also classified and designated 236 shares of 12.5% Series A Redeemable Cumulative Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”).
Our Adviser
We are externally managed by our Adviser, and under the advisory agreement between us and the Adviser (the “Advisory Agreement”), our Adviser provides us with the day-to-day management of our business. Our Adviser is an indirect, wholly owned subsidiary of Invesco, an independent investment management firm with a comprehensive range of active, passive and alternative investment capabilities constructed over many years to help clients achieve their investment objectives. Invesco has a significant presence in the retail and institutional markets within the investment management industry in the Americas, EMEA (Europe, Middle East and Africa) and Asia-Pacific, serving clients in more than 120 countries. As of December 31, 2023, Invesco managed approximately $1.6 trillion in assets for investors around the world.
Our Adviser is at all times subject to the supervision and oversight of our Board and has only such functions and authority as we delegate to it. Under the Advisory Agreement, our Adviser is entitled to receive a base management fee, performance fee and expense reimbursements. Refer to Item 13 “Certain Relationships and Related Transactions, and Director Independence” in Part III of this Report for a discussion of our relationship with our Adviser.

Investment Objectives
Our investment objectives are the following:
•To provide stockholders with stable, current income in the form of monthly distributions;
•To protect invested capital by maintaining credit standards, a disciplined credit mandate, a risk-based approach to balance sheet management and through proactive management of the portfolio; and
•To create portfolio diversification by investing across different markets and property types, avoiding excess sponsor/borrower concentration, and by originating, acquiring, and managing different types of mortgages and other loans.
We cannot assure you that we will achieve our investment objectives.
Investment Strategy
Our investment strategy is to originate, acquire, and manage loans and debt-like preferred equity interests secured by, or unsecured but related to, commercial real estate (“Credit Assets”). To a lesser extent, we may purchase non-distressed public or private debt securities and invest in private operating companies in the business of or related to commercial real estate credit through debt or equity investment. In the ordinary course of business, we may hedge interest rate and foreign currency exposure with derivative financial instruments.
We originate, acquire, and manage a diverse portfolio of Credit Assets secured by commercial real estate properties in property type and market combinations where the Adviser believes fundamentals support the basis of each loan, the property business plan execution, and an ability to be repaid all proceeds within the stated loan term and/or extensions. We leverage the market knowledge embedded within Invesco Real Estate’s platform since its inception over 40 years ago. Invesco Real Estate will utilize its data science capabilities and review information derived from top-down economic data and bottom-up property-level data to seek to identify what it believes to be the best performing market and sector combinations.
We originate, acquire, and manage Credit Assets that are secured or backed by real estate located in North America. Following the period prior to the time that we have raised substantial offering proceeds and acquired a broad portfolio of Credit Assets (the “Ramp-Up Period”), we may selectively diversify our portfolio on a global basis through Credit Assets secured or backed by properties located within specific countries in Europe (European Union, Norway, United Kingdom, and Switzerland) and the Asia-Pacific region (Australia, New Zealand, Japan, South Korea, Hong Kong, and Singapore) up to 30% of our assets, calculated at the time the transaction closes.
When originating, structuring, and evaluating Credit Assets in conjunction with acquisitions, refinancings, recapitalizations and repositionings of commercial real estate, we focus on seeking to make loans to (1) to experienced Sponsors seeking loans for commercial real estate properties, which are located in areas or regions that we believe to be liquid, (2) at leverage levels that we believe can be supported by the collateral, (3) generally at floating rates, and (4) primarily for business plans that seek to prioritize capital preservation over what we believe to be potentially excessive risk.
There can be no assurance that we will be able to implement our investment strategy or achieve our investment objectives.
Target Assets
Our target assets primarily include senior loans, as well as mezzanine loans, preferred equity and other debt-oriented investments:
•Whole Loans - We focus on originating and acquiring senior loans secured by first mortgage liens on commercial real estate, which provide financing to Sponsors or Borrowers. We may bifurcate this loan into a senior tranche, known as the A-note (“Senior Tranche”), and a junior tranche, known as the B-note or mezzanine loan (“Junior Tranche”) with the intention of selling the Senior Tranche and retaining the Junior Tranche. The Senior Tranche will usually comprise the first 50% to 65% of the LTV of such Credit Asset, and the Junior Tranche will represent the remaining, subordinated amount of the whole loan. In the event of a Borrower default, a whole loan generally will be paid off before other forms of debt or equity of the Borrower that are outstanding. When the whole loan is divided into a Senior Tranche and Junior Tranche structure, the Senior Tranche will receive priority of payment before the Junior Tranche is paid.

•B-Notes - We may originate, purchase and manage B-notes, which are typically privately negotiated loans that are secured by first lien mortgages on a single commercial property or groups of related commercial properties and subordinated to A-notes secured by prior positions in the same first lien mortgages on the same property or groups of properties. The subordination of a B-note typically is evidenced by a co-lender agreement with the holder of the related A-note. A B-note is subject to more credit risk with respect to the underlying mortgage collateral than the corresponding A-note.
•Mezzanine Loans - We may originate, purchase and manage mezzanine loans, which are loans made to Sponsors that are secured by pledges of their equity ownership interests in the entity holding the underlying real property. Mezzanine loans are junior to whole loans (both A-notes and B-notes) and first mortgage loans, which are secured by first or second mortgage liens (collectively referred to as senior loans), but are senior to the equity ownership interest. Upon default, we can foreclose on the equity ownership interests pledged and hold equity ownership of the commercial real estate subject to performance on the senior mortgage loans.
•Preferred Equity - We may choose to structure an investment as preferred equity that contains debt-like features. Preferred equity generally ranks junior to all existing and future indebtedness, including senior and mezzanine loans, but ranks senior to the Borrower’s common equity. Preferred return payments are similar to interest payments in that they are paid from cash flows. If cash flows are unavailable for these payments, the interest may accrue over time adding to the principal amount to be repaid. Upon default, we can exercise control and may take ownership of the commercial real estate subject to performance on the senior mortgage loans.
•Debt Securities - We may purchase non-distressed public or private debt securities. We may make investments in investment grade, public and/or private commercial real estate debt securities and high-yield commercial real estate debt securities with a Standard & Poor’s credit rating of at least BB+ (or comparable rating from a Nationally Recognized Statistical Rating Organization) (collectively, “CRE Debt Securities”) and debt securities that are not real estate (“Non-CRE Debt Securities” and collectively with CRE Debt Securities, “Debt Securities”), which may include government sponsored debt.
•CRE OpCos - On a selective basis, we may invest in operating companies in the business of or related to commercial real estate credit through debt or equity investment.
Financing Strategy
We use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. As a part of our portfolio-level financing arrangements, we may use both direct and structural leverage. Our use of direct leverage may include the utilization of repurchase facilities, term loan financing, asset specific financing, and securitizations such as collateralized loan obligations. In addition, we may use structural leverage through co-origination or A-note sales, which eliminates our exposure or liability associated with the Senior Tranche of the loan. The use of structural leverage allows for matched-term and generally non-recourse financing of the portfolio, without cross-collateralization. Our portfolio-level financing arrangements currently include repurchase facilities from multiple financial institutions.
Our target leverage ratio following our ramp-up period is 50% to 65% of the aggregate value of the underlying collateral of our senior Credit Assets. Notwithstanding the foregoing, the Adviser may exceed the maximum leverage ratio of 65% during the ramp-up period. We calculate our “leverage ratio” by dividing (x) the sum of our outstanding liabilities under our direct leverage portfolio-level financing facilities, by (y) the aggregate value of the underlying collateral securing the loans in our portfolio that are not subordinated loans at the time that such leverage in incurred. The value of the collateral underlying a Credit Asset is calculated as of the date on which the loan (or another instrument) is extended to the borrower. Further, the refinancing of any amount of existing indebtedness will not be deemed to constitute incurrence of new indebtedness for purposes of the leverage ratio calculation so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associates with such refinancing).
We also may use Company-level credit facilities or other financing arrangements that are not secured by Credit Assets or other investments as short-term cash management tools to pay fees and expenses, finance investment activity and bridge portfolio-level financing arrangements. Company-level facilities are not included in our leverage ratio calculations because they are intended to be used as short-term cash management tools; provided, however, that any amounts outstanding under a Company-level facility for more than twelve (12) months will be included in the leverage ratio calculation. We currently have a revolving line of credit from a financial institution. We may decide to seek to obtain additional lines of credit under which we would reserve borrowing capacity.

Subject to the limited exceptions described below, the Adviser will not, without the approval of the Board, cause the Company to incur new direct portfolio-level financing if such incurrence would result in the leverage ratio exceeding 65%. There is no limit on the amount of leverage we may borrow with respect to any individual Credit Asset or portfolio of loans.
There is no limit on the amount of indebtedness we may incur during the Ramp-Up Period or with the consent of our Board. There is also no limit on the short-term indebtedness we may incur under Company-level facilities.
For a discussion of the risks associated with our use of leverage, refer to Item 1A “Risk Factors — Risks Related to Debt Financing”.
Governmental Regulations
We intend to continue to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act.
In our judgment, compliance with the regulations described herein has not had a material adverse effect on our business, assets, results of operations, or financial condition. While we expect that additional new regulations will be adopted and existing ones may change in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, not their impact upon our future business, assets, results of operations, financial condition, or prospects. For additional information on government regulation, refer to Item 1A “Risk Factors — General Risks”.
Taxation of the Company
We believe we have operated in a manner that has allowed us to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), commencing with our taxable year ended December 31, 2023, and intend to continue to operate in a manner that will allow us to continue to qualify as a REIT. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on our taxable income that we timely distribute to our stockholders. In order to qualify as a REIT for U.S. federal income tax purposes, we must satisfy tests concerning, among other things, the nature of our sources of income, the composition of our assets, our organizational structure and the diversity of ownership of our stock. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and assets, and U.S. federal income and excise taxes in certain circumstances, including on our undistributed taxable income. For additional tax status information, refer to Item 1A “Risk Factors — Tax Risks”.
Competition
We face competition from various entities for investment opportunities, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours, will seek investment opportunities under our Adviser’s and Invesco’s prevailing policies and procedures.
We have access to our Adviser’s professionals and their industry expertise, which we believe provides us with a competitive advantage. These professionals help us assess investment risks and determine appropriate pricing for certain potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. Despite certain competitive advantages, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, refer to Item 1A “Risk Factors — Risks Related to Investments in Real Estate Credit Assets”.
Human Capital
We do not have any employees. We are externally managed by the Adviser under the Advisory Agreement, and our Adviser is responsible for providing us with our management team. Our executive officers may also serve as officers of the Adviser, and are employed by the Adviser or one of its affiliates. Our Adviser and its affiliates are not obligated to dedicate any of their employees exclusively to us, and our Adviser, its affiliates and their employees are not obligated to dedicate any specific portion of time to our business. See Item 13 — “Certain Relationships and Related Transactions, and Director Independence” Our Adviser's long-term success depends on its ability to retain, develop, engage and attract top talent. Our Adviser invests significantly in talent development, health and welfare programs, technology and other resources that support its employees in developing their full potential both personally and professionally. Our Adviser is committed to improving diversity at all levels and in all functions across its global business and remains focused on increasing representation of women and other underrepresented employees.

Our Adviser believes that diversity and inclusion are both moral and business imperatives. Our Adviser is committed to further strengthening diversity at all levels and in all functions across its global business. Increasing representation of women and other underrepresented employees remains a focus for our Adviser, as does building a more inclusive work environment. All new employees are required to take unconscious bias training. Employees are also encouraged to participate in any of our Adviser’s twelve business resource groups where employees with diverse backgrounds, experiences and perspectives can connect. Our Adviser’s business resource groups are sponsored by its senior leaders and are designed by employees, for employees.
Conflicts of Interest
We are subject to conflicts of interest arising out of our relationship with Invesco and the Adviser. See Item 1A. “Risk Factors — Risks Related to Conflicts of Interest”.
Available Information
We file current and periodic reports, proxy statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and other information at www.sec.gov. We make available free of charge on our corporate website, www.invesco.com/INCREF, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished under Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also routinely post on our website important information about the Company, including press releases and other information. We are providing the address to our website solely for the information of investors. The information on our website is not intended to form a part of or be incorporated by reference into this Report.

ITEM 1A.    RISK FACTORS
Set forth below are the material risks and uncertainties that, if they were to occur, could materially and adversely affect our business, financial condition, results of operations and the trading price of our securities. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition, results of operations and trading price of our securities.
Risk Factors Summary
This section summarizes some of the risks potentially affecting our business, results of operations, prospects, financial condition and liquidity. This summary does not address all of the risks that we face and should be read in conjunction with the full risk factors contained below.
Risks Related to Our Organizational Structure
•We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives
•The Adviser manages our portfolio pursuant to broad investment guidelines and generally is not required to seek the approval of the Board for each Credit Asset or other investment, financial, or other asset allocation decision it makes
•The amount and source of distributions we may make to our stockholders is uncertain
•We face risks in the deployment of our capital
•Certain provisions of Maryland law and in our organizational documents could inhibit changes in control
•Failures of or damage to, cyber attacks on or unauthorized access to, the information technology systems or facilities we use, could result in significant limits on our ability to conduct our operations and activities, costs and reputational damage.
•Ownership of our voting stock may be concentrated in a relatively small number of stockholders
•We may change our investment and operational policies without stockholder consent
•There is no public market for our common stock, limiting your ability to dispose of your shares
•Your ability to have your shares repurchased through our share repurchase plan is limited, and if you do sell your shares to us, you may receive less than the price you paid
•Our NAV per share may change materially if the values of our investments materially change, if the actual operating results for a particular month differ from what we originally estimated for that month or if there are fluctuations in interest rates
•Purchases and repurchases of our common stock are not made based on the current NAV per share as of the date of purchase or repurchase
Risks Related to Investments in Real Estate Credit Assets
•We will originate or purchase credit assets such as loans, which involve risks
•Real estate related investments such as our generally have a high degree of risk
•Our success depends on the availability of, and the degree of competition for, attractive financing opportunities, as well ad general market and economic conditions
•We face risks related to the origination or acquisition of whole loans, and securitization of loans, including the risk of default or insolvency of the Borrower or those specific to B-Notes and A/B structures
•We may have limited information, or may not identify all relevant facts, in our due diligence of potential borrowers and investments
•We face legal, default and creditor risks with respect to our portfolio
•We face risks associated with the nature of mezzanine investments, which has significant leverage ranking ahead of our investments, as we will be restricted in the exercise of our rights in respect of our mezzanine investments by the terms of subordination agreements
•Our investments in Credit Assets may be risky and illiquid due to the absence of an established market for the portfolio of Credit Assets
•Our investments may be non-recourse and include limited options for financial recovery in the event of a default, and there could be a deficiency between the value of the collateral pledged and the amount due
•Prepayment rates and difficulty in redeploying capital may cause our financial performance to suffer
•Investing in foreign assets can expose us to numerous risks, including currency and exchange rate risks

Risks Related to Investments in Real Estate-Related Debt Securities
•There are specific risks associated with different real-estate debt securities in which we may invest, including investment grade corporate bank debt, high yield securities, mortgage-backed securities, structured products, collateralized debt obligations and subordinated debt.
•Certain risks associated with investments in commercial mortgage backed securities (“CMBS”) may adversely affect our results of operations and financial condition
•Some of our investments in commercial real estate related securities may become distressed resulting in a high risk of default and may become illiquid
•We will face “spread widening” risk related to our investment in securities causing the securities prices to fall
Risks Related to Debt Financing
•We may not be able to obtain our target leverage on attractive terms, which could materially impact our performance
•We may incur significant leverage, and we have no limitation on the amount of short-term corporate debt we may incur. Significant leverage can magnify losses and we may not be able to generate sufficient cash flow to meet our debt service obligations or margin calls, which could trigger acceleration and cross-default on our debt
•If we draw on a line of credit to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target
•We may use repurchase agreements to finance our Credit Assets, which may expose us to risks that could result in losses and harm our liquidity
•Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur
•If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions to our stockholders or cause untimely asset sales to raise cash for balloon payments
Risks Related to our Relationship with the Adviser and its Affiliates
•We will depend on the Adviser and its key personnel
•We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in the Adviser’s financial condition or our relationship with the Adviser could have a material adverse effect on our business and ability to achieve our investment objectives
•The agreements entered into with the Adviser and other affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party
Risk Related to Conflicts of Interest
•There is a risk in the conflict of interest in the calculation of the Management Fee and Performance Fee by the Adviser in connection with its determination of NAV
•Certain principals and employees may be involved in and have a greater financial interest in the performance of Other Invesco Accounts, and such activities may create conflicts of interest
•Invesco, the Adviser and their affiliates engage in a broad range of activities and such activities may conflict with our interests
•Invesco’s policies and procedures may prevent it from pursuing certain investment opportunities that would be attractive to us
•Investments in Affiliated Funds could result in additional fees to the Adviser
•Conflicts may arise for the Adviser with respect to transactions with Adviser affiliates and other Invesco-related parties
•Access to material, non-public information may restrict the Adviser from conducting certain beneficial transactions on our behalf
•Possible future activities of the Adviser and its affiliates may give rise to further conflicts of interest
•Our management team may face conflicts in allocating time and resources between various projects
General Risks
•The past performance of Invesco Real Estate and the Adviser’s senior management is not a predictor of our future results
•Insurance may not cover all of our risks
•Our business may be adversely affected by unfavorable or changing economic, market and political conditions, or bank failures
•We are exposed to sustainability risks

Tax Risks
•Investment in our capital stock has various U.S. federal income tax risks, and there are risks involved with the requirements associated with our REIT qualification.
Risks Related to Our Organizational Structure
We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives
We have a limited operating history upon which to base an evaluation of our business and prospects. Operating results for future periods are subject to numerous uncertainties, and there can be no assurance that we will achieve or sustain profitability on an annual or quarterly basis. Our prospects must be considered in light of the risks encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. As a newly formed entity with a limited operating history, we may not be able to achieve our investment objectives. As of the date of this Report, we have invested $823.4 million in 14 commercial real estate loans with third parties. As of December 31, 2023, we have invested $613.5 million in 10 commercial real estate loans with third parties. We cannot assure stockholders that the past experiences of the Adviser and its affiliates will be sufficient to allow us to successfully achieve our investment objectives.
Stockholders have no right to participate in management of the Company
Stockholders are precluded from active participation in making investment decisions with respect to the Company, and will have no right or power to take part in our management or control of our Company, and therefore must rely solely on the Board and the Adviser to conduct our affairs. Accordingly, no person should purchase our shares unless such person is willing to entrust all aspects of the management of the Company to the Board and the Adviser.
The Adviser manages our portfolio pursuant to broad investment guidelines and generally is not required to seek the approval of the Board for each Credit Asset or other investment, financing or asset allocation decision it makes, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition
The Board approved broad investment guidelines that delegate to the Adviser the authority to execute activities consistent with a credit strategy including but not limited to originations, acquisitions, financing, sales and securitizations and dispositions of commercial real estate-related loans on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter. There can be no assurance that the Adviser will be successful in applying any strategies or discretionary approach to our investment activities. The Board reviews our investment guidelines on an annual basis (or more often as it deems appropriate) and reviews our portfolio of investments periodically. The prior approval of the Board or a committee of independent directors will be required for transactions with affiliates of the Adviser or for investing activities that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews of the portfolio during the Board’s periodic meetings (as described herein), the Board will rely primarily on information provided to them by the Adviser. Furthermore, transactions entered into on our behalf by the Adviser may be costly, difficult or impossible to unwind when they are subsequently reviewed by the Board.
The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future
We will not establish a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors. We may not generate sufficient income to make distributions to our stockholders. Our board of directors (or a committee of our board of directors) will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:
•changes in the economy;
•the limited size of our portfolio in the early stages of our development;
•our inability to invest the proceeds from sales of our shares on a timely basis in income-producing investments
•our inability to realize attractive risk-adjusted returns on our investments;
•our need for liquidity to pay share repurchase requests;
•high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
•defaults in our investment portfolio or decreases in the value of our investments.

As a result, we may not be able to make distributions to our stockholders at any time in the future, and the level of any distributions we do make to our stockholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of your investment. As discussed below, we may fund distributions to our stockholders from sources other than cash flow from operations.
We may pay distributions from sources other than our cash flow from operations, including, without limitation, loan repayments, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources
We may not generate sufficient cash flow from operations to fully fund distributions to our stockholders, particularly during the early stages of our operations. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or proceeds from our continuous private placement offering (including the sale of shares). The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee paid by us (the “Management Fee”) in shares, how quickly we invest the proceeds from the Continuous Offering or any future offering and the performance of our loan portfolio, other credit assets and CRE Debt Securities, including our real estate-related securities portfolio. Funding distributions from the sales of Credit Assets, securitizations, borrowings, loan repayments or offering proceeds will result in us having less funds available to originate or acquire loans, or invest in commercial real estate-related investments. As a result, the return a stockholder realizes on its investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of our shares (or other securities) will dilute stockholders’ interest in us on a percentage basis and may impact the value of the stockholders’ investment especially if we sell these securities at prices less than the price the stockholder paid for its shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.
We face risks associated with the deployment of our capital
In light of our Continuous Offering, our investment strategies and the need to be able to deploy capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and originating or purchasing suitable Credit Assets on attractive terms, there could be a delay between the time we receive net proceeds from our Continuous Offering and the time we invest such net proceeds. We may also from time to time hold cash pending deployment into Credit Assets or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our stockholders that may be invested in money market accounts or other similar temporary investments.
In the event we are unable to find suitable Credit Assets or other real estate related investments such cash may be maintained for longer periods which would be dilutive to investment returns of stockholders. This could cause a substantial delay in the time it takes for a stockholder’s investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into Credit Assets will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of our Continuous Offering or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.
If we are unable to raise substantial additional funds, we will be limited in the number and type of investments we make which will result in lower levels of diversification of our portfolio
If we are unable to raise substantial additional funds, we will originate or purchase fewer investments resulting in less diversification in terms of the type, number and size of our portfolio of Credit Assets. Moreover, the potential impact of any single asset’s performance on the overall performance of our portfolio increases. Furthermore, we may make investments involving contemplated sales or refinancings that do not actually occur as expected, which could lead to increased risk as a result of us having an unintended long-term investment and reduced diversification. Further, we expect to have certain fixed operating expenses, regardless of whether we can raise substantial funds in our Continuous Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions to stockholders in the future.

Certain provisions of Maryland law could inhibit changes in control
Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Under the MGCL, certain “business combinations” between us and an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the outstanding voting stock of the corporation or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate thereof are prohibited for five years after the most recent date on which the stockholder becomes an interested stockholder. Thereafter, the MGCL imposes two super-majority stockholder voting requirements on these business combinations. Under the statute, our Board has, by resolution, exempted business combinations between us and any other person, including Invesco and the Adviser, provided that such business combination is first approved by our Board.
The “control share” provisions of the MGCL provide that “control shares” of a Maryland corporation (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding control shares) have no voting rights except to the extent approved by stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, officers of the corporation and employees of the corporation who are also directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
Additionally, Title 3, Subtitle 8 of the MGCL (“Subtitle 8”) permits our Board, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions, some of which (for example, a classified board) we do not yet have. Our charter contains a provision whereby we have elected to be subject to the provision of Subtitle 8 relating to the filling of vacancies on our Board. Through provisions in our charter and bylaws unrelated to Subtitle 8, we vest in the Board the exclusive power to fix the number of directorships, require the affirmative vote of stockholders entitled to cast not less than two-thirds of the votes entitled to be cast generally in the election of directors to remove any director from our Board, which removal will be allowed only for cause, and require the written request of stockholders entitled to cast at least a majority of all the votes entitled to be cast on any matter that may properly be considered at a meeting of stockholders in order to call a special meeting to act on such matter.
These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide the holders of shares of common stock with the opportunity to realize a premium over the then-current market price.
Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares
For us to qualify as a REIT, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of any calendar year. To preserve our REIT qualification, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.9% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then-prevailing market price or which holders might believe to be otherwise in their best interests.
Our authorized but unissued shares of capital stock may prevent a change in our control
Our charter authorizes us to issue additional authorized but unissued shares of common stock or preferred stock. In addition, our Board may, without stockholder approval, amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common stock or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our Board may establish a class or series of shares of common stock or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of our common stock or otherwise be in the best interests of our stockholders. We have issued 228 shares of preferred stock designated as 12.5% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”). In the event of our voluntary or involuntary liquidation, dissolution or winding up, the holders of shares of Series A Preferred Stock are entitled to a liquidation preference allowing them to receive an amount per share of Series A Preferred Stock equal to the $1,000 initial purchase price plus any accrued and unpaid distributions on such share plus, until December 31, 2024, a redemption premium of $50 before any distribution of our assets may be made to the holders of shares of our common stock.
Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers
Maryland law provides that a director has no liability in the capacity as a director if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:
• actual receipt of an improper benefit or profit in money, property or services; or
• a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.
In addition, our charter requires us, to the maximum extent permitted by Maryland law in effect from time to time, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to (a) any individual who is a present or former director or officer and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity, (b) any individual who, while a director or officer and at our request, serves or has served as a director, officer, partner, member, manager or trustee of another corporation, real estate investment trust, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity or (c) our Adviser or any of its affiliates acting as our agent and made or threatened to be made a party to a proceeding by reason of its service in that capacity. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law.
The issuance of additional shares by us will dilute a stockholder’s interest
Our current stockholders do not have preemptive rights to any shares of stock that we issue in the future. The Board may elect, without stockholder approval, to: (1) sell additional shares of our common stock in our current offering or future private or public offerings; (2) issue shares of our common stock in private offerings; (3) issue shares of our common stock upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares of our common stock to the Adviser, or its successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us; (5) issue shares of our common stock to sellers of properties we acquire, or (6) issue equity incentive compensation to the senior executive officers of service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. The sale of additional securities will dilute a stockholder’s interest in us on a percentage basis and may impact the value of a stockholder’s investment especially if we sell these securities at prices less than the price paid for shares of stock by such stockholder.
Our bylaws designate the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to bring a claim in a judicial forum that the stockholders believe is a more favorable judicial forum for disputes with us or our directors, officers or other employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, will be the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in Section 1-101(p) of the MGCL, other than any action arising under federal securities laws, including, without limitation, (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any duty owed by any director or officer or other employee to us or to our stockholders or (iii) any action asserting a claim against us or any director or officer or other employee arising pursuant to any provision of the MGCL, our charter or our bylaws, or (b) any action asserting a claim against us or any director or officer or other employee that is governed by the internal affairs doctrine. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it believes is more favorable for disputes against us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and other employees.
We depend on the Adviser to develop appropriate systems and procedures to control operational risk
Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We rely heavily on Invesco’s financial, accounting and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, the Adviser will not be liable for losses incurred due to the occurrence of any such errors. The personnel of Invesco are engaged in other business activities, which could distract them, divert their time and attention such that they could no longer dedicate a significant portion of their time to our businesses or otherwise slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are highly dependent on information technology, and any and failures of or damage to, attack on or unauthorized access to our Adviser’s information technology systems or facilities, or those of third parties with which we do business or that facilitate our business activities, including as a result of cyber-attacks, could result in significant limits on our ability to conduct our operations and activities, costs and reputational damage.
We are highly dependent on information technology, and any and failures of or damage to, attack on or unauthorized access to our Adviser’s information technology systems or facilities, or those of third parties with which we do business or that facilitate our business activities, including as a result of cyber-attacks, could result in significant limits on our ability to conduct our operations and activities, costs and reputational damage.
We are highly dependent on the use of various third-party information and security technology and other technology systems to operate our business, including those of our Adviser and other service providers. We are also dependent on the effectiveness of our Adviser’s information and cyber security infrastructure, policies, procedures and capabilities to protect our technology and digital systems and the data that reside on or are transmitted through them.
In recent years, several financial services firms suffered cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of confidential data, litigation and regulatory enforcement actions and reputational harm. Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level. Our Adviser’s status as a global financial institution and the nature of its client base may enhance the risk that it is targeted by such cyber threats, which could impact us. Although our Adviser takes protective measures, including measures to effectively secure information through system security technology, has many controls, processes, digital backup and recovery processes in place, and seeks to continually monitor and develop its systems to protect its and our technology infrastructure and data from misappropriation or corruption, our Adviser’s technology systems may still be vulnerable to unauthorized access as a result of an external attack, actions by its employees or vendors with access to its systems, computer malware or other events that have a security impact and that result in the disclosure or release of confidential information inadvertently or through malfeasance, or result in the loss (temporarily or permanently) of data, applications or systems. The third parties with which we or our Adviser do business or which facilitate our business activities, including financial intermediaries and technology infrastructure, data storage and service providers, are also susceptible to the foregoing risks (including those related to the third parties with which they are similarly interconnected or on which they otherwise rely), and our or their business operations and activities may therefore be adversely affected, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology or infrastructure institutions or intermediaries with whom we or they are interconnected or conduct business. We do not control the cyber security plans and systems put in place by our Adviser and third-party service providers, and such service providers may have limited indemnification obligations to us or our Adviser.
A breach of our Adviser's technology systems could damage our reputation and cause delays or other problems in our securities trading activities and financial, accounting and other data processing activities; breach and termination of client contracts; liability for stolen assets, information or identity; remediation costs to repair damage caused by the breach, including damage to systems and recovery of lost data; additional security costs to mitigate against future incidents; regulatory actions (including fines and penalties, which could be material) and litigation costs resulting from the incident. These consequences could have a material adverse effect on our business and results of operations. In addition, any insurance we maintain against the risk of this type of loss may not be sufficient to cover all actual losses or may not apply to circumstances relating to any particular breach or other cyber incident.

Finally, we will depend on Invesco’s headquarters in Atlanta, Georgia, its offices in Dallas, Texas, where Invesco Real Estate is headquartered, and certain other offices located elsewhere, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting Invesco’s offices, could have a material adverse impact on our ability to continue to operate our business without interruption. Invesco’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
The ownership of our voting stock may be concentrated in a relatively small number of stockholders
The majority of the outstanding shares of voting stock may be held by a relatively small number of stockholders. For example, as of March 22, 2024, 53.82% of our outstanding shares of common stock are held by Invesco Realty, Inc. Such a concentration of the ownership of reduces the relative ability of any minority stockholders to influence matters submitted to a vote of our stockholders.
We may change our investment and operational policies without stockholder consent
We may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in this Report. The Board also approved broad investment guidelines with which we must comply, but these guidelines provide the Adviser with broad discretion and can be changed by the Board. A change in any of our investment strategies may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially affect our results of operations and financial condition. Under the Maryland General Corporation Law (the “MGCL”) and our charter, stockholders have a right to vote only on limited matters. The Board’s broad discretion in setting guidelines and stockholder’s inability to exert control over those guidelines increases the risks and uncertainty faced by stockholders.
Legislative, regulatory or administrative changes could adversely affect us, our stockholders or our borrowers.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us, our stockholders or our borrowers. For example, federal and local regulations, such as those related to rent control, taxes, and eviction restrictions, may have a significant impact on the cash flows of underlying properties.
There is no public trading market for shares of our stock and therefore your ability to dispose of your shares will likely be limited to repurchase by us; your ability to have your shares repurchased through our share repurchase plan is limited, and if you do sell your shares to us, you may receive less than the price you paid
No shares of our stock have been registered under the Securities Act, the securities laws of any U.S. state, or the securities laws of any other jurisdiction, and therefore, cannot be sold unless they are subsequently registered under the Securities Act and other applicable securities laws or an exemption from registration is available. It is not expected that the shares will be registered under the Securities Act or other securities laws. There is no current public trading market for our shares, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for you to dispose of your shares. We have adopted a share repurchase plan whereby our stockholders will be able to request, on a monthly basis, that we repurchase all or any portion of their shares, subject to the terms and conditions of the share repurchase plan. We may also elect, in our discretion, to honor repurchase requests made by our directors at any time. We will repurchase shares at a price equal to the transaction price of the shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per Share (or another transaction price the Company believes reflects the NAV per Share more appropriately than the prior month’s NAV per Share) and not based on the price at which you initially purchased your shares. Subject to limited exceptions, shares repurchased within one year of the date of issuance will be repurchased at 95% of the transaction price. As a result, you may receive less than the price you paid for your shares if you sell them to us pursuant to our share repurchase plan.
We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in illiquid investments is a better use of our capital than repurchasing our shares. In addition, the total amount of shares that we will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per shares on the date of the repurchase) is no more than 2% of our aggregate NAV as of the last day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV as of the last day of the previous calendar quarter. Further, the Board may modify or suspend our share repurchase plan if it deems such action to be in our best interests. If the full amount of all shares requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares being repurchased and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable. Because we are not required to authorize the recommencement of the share repurchase plan within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment.
Events that may cause our stockholders to request that we repurchase their common stock may materially adversely affect our cash flow and our results of operations and financial condition
Events affecting the U.S. or global economy, such as the general negative performance of the commercial real estate or credit markets (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system, disruptions in the labor market (including labor shortages and unemployment), stock market volatility (including volatility as a result of geopolitical instability and military conflicts), inflation, terrorism, natural and environmental disasters, could cause our stockholders to seek repurchase of their shares pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth and diversification of our portfolio, could be materially adversely affected.
Purchases and repurchases of our common stock are not made based on the current NAV per share as of the date of purchase or repurchase
Generally, our offering price per share and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class of common stock as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions. The NAV per share as of the date on which an investor makes a subscription request or repurchase request may be significantly different than the transaction price paid by such investor or the repurchase price received. Certain of our investments or liabilities are subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that you purchase or we repurchase your shares, however the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share. In addition, we may in our sole discretion, but are not obligated to, offer and repurchase shares based on a transaction price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed offering price, in cases where we believe there has been a material change (positive or negative) to our NAV per Share since the end of the prior month. In such cases, the offering price and repurchase price will not equal our NAV per share as of any time.
Valuations of our investments may reflect estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of your investment
For the purposes of calculating our monthly NAV, newly originated or acquired loan investments will initially be valued at par in the month that they are closed, which is expected to represent fair value at that time. For each month after the initial month in which a loan investment is closed, our independent valuation adviser will value each such loan at fair market value. In the event we pursue ownership interest in the underlying collateral on a defaulted loan, then the asset will become real estate owned (“REO”) and such REO properties will initially be valued at fair value less closing costs, at the time of acquisition. Thereafter, the REO properties will be valued by our independent valuation adviser periodically, as needed. Our publicly traded real-estate related assets that are not restricted as to salability or transferability will generally be valued by the Adviser monthly on the basis of publicly available market quotations or at fair value determined in accordance with U.S. GAAP. Our investments in privately placed debt instruments and securities of real estate-related operating businesses (other than joint ventures), such as real estate development or management companies, will initially be valued by the Adviser at the acquisition price and thereafter will be revalued monthly at fair value. We will also report our derivative assets and liabilities at fair value based on price quotes from at least one independent pricing service. Our liquid non-real estate-related assets, including credit rated government debt securities, corporate debt securities, cash and cash equivalents, will be valued monthly by the Adviser based on market quotations or at fair value determined in accordance with U.S. GAAP.

Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and real estate-related securities are only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and the Independent Valuation Adviser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our common stock, the price we paid to repurchase shares or NAV-based fees we paid to the Adviser and Invesco Distributors, Inc. (the “Dealer Manager”), to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price investors will pay for shares in our current and future offerings and the price at which the shares may be repurchased by us pursuant to our share repurchase plan will generally be based on our prior month’s NAV Share, investors may pay more than realizable value or receive less than realizable value for their investments.
Our NAV per share may change materially if the values of our investments materially change, if the actual operating results for a particular month differ from what we originally estimated for that month or if there are fluctuations in interest rates
Our investments are valued on a monthly basis in accordance with our valuation guidelines. NAV per share for each class of our common stock will be calculated monthly. As such, when these new valuations are reflected in our NAV calculation, there may be a sudden change in our NAV per Share for each class of common stock. These changes in an investment’s value may be as a result of investment-specific events or as a result of more general changes to real estate values resulting from local, national or global economic changes. In addition, actual operating results for a given month may differ from what we originally estimated for that month, which may cause a sudden increase or decrease in the NAV per share amount. We accrue estimated income and expenses. As soon as practicable after the end of each month, we adjust the income and expenses we estimated for that month to reflect the income and expenses actually earned and incurred.
The NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable.
From time to time, we may experience events with respect to our investments that may have a material impact on our NAV. For example, it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our investments or to obtain quickly complete information regarding such events. The NAV per share for each class of our common stock may not reflect such extraordinary events to the extent that their financial impact is not immediately quantifiable. As a result, the NAV per share for each class of our common stock, as determined monthly, after the announcement of a material event may differ significantly from our actual NAV per share for each class of our common stock until such time as the financial impact is quantified. The resulting potential disparity in our NAV may inure to the benefit of shareholders whose shares are repurchased or new shareholders, depending on whether our published NAV per share for each class of common stock is overstated or understated.
NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards
The methods for calculating our NAV, including the components used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with U.S. GAAP. These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.
Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase shares of our common stock and the amount of the Adviser’s Management Fee.

Risks Related to Investments in Real Estate Credit Assets
We will originate or purchase Credit Assets, such as loans, which involve risks
We will originate or purchase Credit Assets such as loans secured by real property or pledges of the borrowers’ interests in a limited liability company or partnership that holds improved or unimproved real estate.
If interest rates or financial markets change, or there is an adverse development with respect to such a property, we may be unable to obtain repayment of the loan or to dispose of its interest at a price sufficient to recover our investment. If there is a default under a mortgage loan held by us, we will bear the risk of loss of principal to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan. There can be no assurance that we will be able to liquidate a defaulted mortgage loan successfully or in a timely fashion. In addition to the risks of borrower default (including loss of principal and nonpayment of interest) and the risks associated with real property investments, we will be subject to a variety of risks in connection with such debt investments, including the risks of lack of control, mismanagement or decline in value of collateral, contested foreclosures, bankruptcy of the debtor, claims for lender liability, violations of usury laws and the imposition of common law or statutory restrictions on our exercise of contractual remedies for defaults of such Credit Assets.
Real estate related investments, such as Credit Assets, generally have a high degree of risk
Our portfolio of Credit Assets is subject to the risks generally incidental to ownership and operation of income-producing real estate. Real estate values are affected by a number of factors, including: (i) the illiquidity of real estate assets; (ii) the possibility that cash generated from operations will not be sufficient to meet fixed obligations; (iii) changes in economic conditions affecting real estate ownership directly or the demand for real estate; (iv) changes in the general economic climate or in national or international economic climate; (v) the need for unanticipated expenditures in connection with environmental matters; (vi) changes in tax rates and other operating expenses; (vii) adverse changes in laws, governmental rules (including those governing usage, improvements, zoning and taxes) and fiscal policies; (viii) acts of God, including earthquakes and fire (which may result in uninsured losses); (ix) environmental and waste hazards; (x) energy and supply shortages; (xi) uninsured losses or delays from casualties or condemnation; (xii) risks from operating problems arising out of the presence of certain construction materials; (xiii) structural or property level latent defects; (xiv) local conditions (such as an oversupply of space or a reduction in demand for space); (xv) the quality and philosophy of management; (xvi) competition based on rental rates; (xvii) attractiveness and location of the properties and changes in the relative popularity of commercial properties as an investment; (xviii) financial condition of tenants, buyers and sellers of properties; (xix) quality of maintenance, insurance and management services; (xx) changes in interest rate levels and the availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable; (xxi) societal changes affecting demand for particular sectors of real estate; and (xxii) other factors that are beyond our control.
Real estate historically has experienced significant fluctuations and cycles in value that may result in reductions in the value of real estate-related investments. The marketability and value of our portfolio of Credit Assets will depend on many factors beyond our control. The ultimate performance of our portfolio of Credit Assets will be subject to the varying degrees of risk generally incident to the financing, ownership and operation of the underlying real property. The ultimate value of the real property underlying our Credit Assets depends upon the real property owner’s ability to operate the real property in a manner sufficient to maintain or increase revenues in excess of operating expenses and debt service or, in the case of real property leased to a single lessee, the ability of the lessee to make rental payments. Revenues may be adversely affected by changes in national or international economic conditions such as those listed in the paragraph above. If any of the properties underlying our portfolio of Credit Assets experience any of the foregoing events or occurrences, the value of and return on such investments would be negatively impacted.
Our success will depend on the availability of, and the degree of competition for, attractive financing opportunities
Our operating results will be dependent upon the availability of, as well as the Adviser’s ability to identify, originate, acquire, and manage a broad portfolio of loans secured by, or unsecured but related to, commercial real estate. It may take considerable time for the Adviser to identify and consummate appropriate investments. In general, the availability of desirable commercial real estate debt investment opportunities and our investment returns will be affected by the level and volatility of interest rates, by conditions in the financial markets and general economic conditions. No assurance can be given that we will be successful in identifying, underwriting and then consummating investments which satisfy our rate of return objective or that such investments, once consummated, will perform as intended. We compete for investment opportunities with other investment companies and private investment vehicles, as well as the public debt markets, individuals and financial institutions, including investment banks, commercial banks and insurance companies, business development companies, strategic industry acquirers, hedge funds and other institutional investors, investing directly or through affiliates. Over the past several years, a number of such investment vehicles have been formed (and many such existing entities have grown in size). Additional entities with similar investment objectives could be formed in the future by other unrelated parties. It is possible that competition for appropriate investment opportunities could increase, thus reducing the number of opportunities available to us. Such supply-side competition could adversely affect the terms upon which investments can be made by us. There can be no assurance that the Adviser will be able to locate and complete investments which satisfy our primary investment objective or to realize upon their values.
Our success is dependent on general market and economic conditions
The real estate industry generally and the success of our investment activities in particular will both be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located. These factors may affect the level and volatility of real estate prices, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. Invesco’s financial condition may be adversely affected by a significant economic downturn, and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on Invesco’s businesses and operations (including the Adviser).
A depression, recession or slowdown in the U.S. real estate or credit market or one or more regional real estate or credit markets, and to a lesser extent, the global economy (or any particular segment thereof) would have a pronounced impact on us, the value of our assets and our profitability, increase our funding costs, limit our access to the capital markets, limit our ability to raise capital in our Continuous Offering and impair our ability to effectively deploy our capital and make originations of new loans. We could also be affected by any overall weakening of, or disruptions in, the financial markets. Any of the foregoing events could result in substantial losses to our business, which losses will likely be exacerbated by the presence of leverage in our capital structure or our investments’ capital structures.
Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies.
We will invest in Credit Assets, and any deterioration of real estate fundamentals could negatively impact the performance of Credit Assets by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will also affect the creditworthiness of issuers or real estate collateral relating to our investments in Credit Assets.
We face risks related to the origination or acquisition of whole loans, and securitization of loans
We may originate or invest in whole loan mortgages. Whole loan mortgages generally are not government guaranteed or privately insured. A whole loan mortgage is directly exposed to losses resulting from default and foreclosure. Therefore, the value of the underlying property, the creditworthiness and operating capability of the borrower and the priority of the lien are each of great importance. Whether or not we have participated in the negotiation of the terms of any such mortgages, there can be no assurance as to the adequacy of the protection of our interests, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted that might interfere with enforcement of our rights. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may be less than our adjusted purchase price for the related whole loan mortgage, resulting in a loss to the Company. In such a circumstance, any costs or delays involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property will further reduce the liquidation proceeds and thus increase the loss to the Company. In addition, we may securitize such whole loan mortgages and sell the resulting A-notes while retaining the B-notes, which involve additional risk as set out immediately below.
B-Notes and A/B structures may pose additional risks that may adversely affect our results of operations and financial condition
We may acquire B-Notes, which investments are subordinate to the A-note portion of the same loan (which we would not expect to hold). The B-Note portion of a loan is typically small relative to the overall loan and is in the first loss position. As a means to protect against the holder of the A-note from taking certain actions or receiving certain benefits to the detriment of the holder of the B-Note, the holder of the B-Note often (but not always) has the right to purchase the A-note from its holder. If available, this right may not be meaningful to us. For example, we may not have the capital available to protect our B-Note interest or purchasing the A-note may alter our overall portfolio and risk/return profile to the detriment of our stockholders.

We may have limited information about potential borrowers and potential investments
In certain circumstances with respect to loans or other investments purchased from other parties, we may not receive access to all available information to determine fully the origination, credit appraisal and underwriting practices utilized with respect to the loans or investments or the manner in which the loans or investments have been serviced and/or operated. In certain circumstances with respect to loans originated by us, we may not receive access to all available information or may choose to depart from our extended underwriting and credit approval policies, including where the constraints exist on the origination of the loan.
In our due diligence review of potential loans, investments and financing opportunities, we may rely on third-party consultants and advisors, and we may not identify all relevant facts that may be necessary or helpful in evaluating potential loans, investments or financing opportunities
Before originating or acquiring loans (or acquiring or purchasing other Credit Assets), due diligence will typically be conducted in a manner that we deem reasonable and appropriate based on the facts and circumstances applicable to each loan or investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, appraisers, accountants, investment banks and other third parties, including affiliates of the Adviser or Invesco, may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Adviser’s reduced control of the functions that are outsourced. Where affiliates of Invesco are utilized, the Adviser’s Management Fee will not be offset for the fees paid or expenses reimbursed to such affiliates. In addition, if the Adviser is unable to timely engage third-party providers, the ability to evaluate and acquire more complex targets could be adversely affected. In the due diligence process and making an assessment regarding a potential investment, the Adviser will rely on the resources available to it, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation carried out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk management procedures described in this Report will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.
We face legal risks when originating or refinancing loans or making investments
Credit instruments and other investments are usually governed by a complex series of legal documents and contracts. As a result, the risk of dispute over interpretation or enforceability of the documentation may be higher than for other types of credit assets and investments. In addition, it is not uncommon for credit instruments and other investments to be exposed to a variety of other legal risks. These can include, but are not limited to, environmental issues, land expropriation and other property-related claims, industrial action and legal action from special interest groups.
We face the risk of default or insolvency of Credit Assets
The leveraged capital structure of the real estate companies and properties underlying our portfolio of Credit Assets will increase their exposure to adverse economic factors (such as rising interest rates, competitive pressures, downturns in the economy or deterioration in the condition of the real estate company or property) and to the risk of unforeseen events. This leverage may result in more serious adverse consequences to such underlying real estate companies or properties (including to overall profitability or solvency) in the event these factors or events occur than the consequences for less leveraged entities or properties. For example, rising interest rates may significantly increase interest expense, or a significant market downturn may affect ability to generate positive cash flow, in either case causing an inability to service outstanding debt, which may include the portfolio of Credit Assets we hold. If an underlying real estate company or property cannot generate adequate cash flow to meet debt obligations, it may default on its loan agreements or be forced into bankruptcy. As a result, we may suffer a loss of invested capital, particularly in light of the leveraged position of our investments.
We face creditor risks with respect to our portfolio
With respect to our portfolio of Credit Assets and CRE Debt Securities, such investments generally are subject to various creditor risks, including (1) the possible invalidation of an investment transaction as a “fraudulent conveyance” under the relevant creditors’ rights laws, (2) so called lender liability claims by the issuer of the obligations and (3) environmental liabilities that may arise with respect to collateral securing the obligations. Differences in creditor laws may also adversely affect our rights as a lender or holder or preferred equity with respect to other equity holders or creditors. Additionally, adverse credit events with respect to any underlying company or property, such as missed or delayed payment of interest and/or principal, bankruptcy, receivership or distressed exchange, can significantly diminish the value of our investment in any such Credit Asset, company, or property. In this case, the risk of loss of principal in the investment will be exacerbated. Moreover, the CRE Debt Securities in which we may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The Debt Securities in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Our investments in CRE Debt Securities may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.
We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition
We may invest in commercial mortgage loans, including mezzanine loans and B-notes, which are secured by multifamily, commercial or other properties and are subject to risks of delinquency and foreclosure and risks of loss. Commercial real estate loans are not fully amortizing, meaning that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower’s equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income-producing property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans, either when investigating a potential investment or after making an investment, as compared to publicly traded securities.
Commercial mortgage loans are usually non-recourse in nature. Therefore, if a commercial borrower defaults on the commercial mortgage loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invest increase, the performance of our investments related thereto may be adversely affected. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property, the financial circumstances of the borrower, tenant mix and tenant bankruptcies, property management decisions, including with respect to capital improvements, property location and condition, competition from other properties offering the same or similar services, environmental conditions, real estate tax rates, tax credits and other operating expenses, governmental rules, regulations and fiscal policies, acts of God, terrorism, social unrest and civil disturbances. A continued decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial mortgage loan. The overall level of commercial mortgage loan defaults remains significant and market values of the underlying commercial real estate remain distressed in many cases. It has also become increasingly difficult for lenders to dispose of foreclosed commercial real estate without incurring substantial investment losses, ultimately leading to a decline in the value of such investments.
In the event of any default under a mortgage or real estate loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage or real estate loan, which could have a material adverse effect on our profitability. In the event of the bankruptcy of a mortgage or real estate loan borrower, the mortgage or real estate loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage or real estate loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Additionally, in the event of a default under any senior debt, the junior or subordinate lender generally forecloses on the equity, purchases the senior debt or negotiates a forbearance or restructuring arrangement with the senior lender in order to preserve its collateral.
Subordinated or mezzanine investments may be non-recourse and have inherent risks relative to collateral value.
We will originate, participate in and/or acquire real estate loans that are non-recourse to the borrower. Mortgage investments have special inherent risks relative to collateral value. To the extent we make or acquire subordinated or “mezzanine” debt investments, we do not anticipate having absolute control over the underlying collateral as we will be dependent upon third-party borrowers and agents and will have rights that are subordinate to those of senior lenders. In certain circumstances, our

Credit Assets may not be secured by a mortgage, but instead by partnership interests or other collateral that may provide weaker rights than a mortgage. It is likely that we would be restricted in the exercise of our rights in respect of our mezzanine investments by the terms of subordination agreements in favor of the debt or other securities ranking ahead of the mezzanine capital. To protect our original investment and to gain greater control over the underlying assets in the event of a default, we may need to purchase the interest of a senior creditor or take an equity interest in the underlying assets, which may require additional investment by us. In the absence of such action, we may not be able to take steps necessary to protect our mezzanine investments in a timely manner or at all. In any case, in the event of default, our source of repayment will be limited to the value of the collateral and may be subordinate to other lienholders. The collateral value of the property may be less than the outstanding amount of our investment; in cases in which our collateral consists of partnership or similar interests, our rights and level of security may be less than if it held a mortgage loan. Returns on an investment of this type depend on the borrower’s ability to make required payments, and, in the event of default, the ability of the loan’s servicer to foreclose and liquidate the mortgage loan.
We face varying collateral risks
Our loans may not be secured by a mortgage but may instead be secured by shares or other collateral that may provide weaker rights than a mortgage. In any case, in the event of default, our source of repayment will be limited to the value of the collateral and may be subordinate to other lienholders. The collateral value of an underlying property may be less than the outstanding amount of our investment. In cases in which our collateral consists of shares, our rights and level of security may be less than if it held a mortgage loan. The underlying properties may be stabilized or non-stabilized and may involve elements of leasing or renovation. Our loans may also contain collateral that is not underwritten as part of the value securing such loan, including without limitation, residential properties. Even though certain collateral may not be considered as part of the value securing a loan, such collateral may present risks that could adversely affect the value of other collateral (e.g., tenants of residential properties may exercise rights that could adversely impact the ability to develop or re-develop land for another intended purpose).
We face risks related to investment in distressed assets
We may make investments in underperforming or other distressed assets utilizing leveraged capital structures. By their nature, these investments will involve a high degree of financial risk and are experiencing or are expected to experience severe financial difficulties, and there can be no assurance that our rate of return objectives will be realized or that there will be any return of capital. Furthermore, investments in properties operating under the close supervision of a mortgage lender or under bankruptcy or other similar laws are, in certain circumstances, subject to certain additional potential liabilities that may exceed the value of our original investment. For example, under certain circumstances, lenders who have inappropriately exercised control of the management and policies of a debtor may have their claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In addition, under certain circumstances, payments to us and distributions by us to the investors may be reclaimed if such payments or distributions are later determined to have been fraudulent conveyances or preferential payments. Numerous other risks also arise in the workout and bankruptcy contexts, for instance we may become the owner of a property that is the subject of a mortgage if we foreclose on its collateral or agree to accept equity collateral pursuant to a deed in lieu or other agreed upon transaction with a borrower or otherwise in connection with loan workouts.
Prepayment rates may adversely affect the value of our investment portfolio
We are subject to the risk that the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem a debt security if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. Any such prepayments of our securities or loans could adversely impact our results of operations and financial condition.
Difficulty in redeploying the proceeds from repayments of our loans and investments may cause our financial performance and returns to investors to suffer
As our loans and investments are repaid, we will have to redeploy the proceeds we receive into new loans and investments. It is possible that we will fail to identify reinvestment options that would provide returns or a risk profile that is comparable to the asset that was repaid. If we fail to redeploy the proceeds we receive from repayment of a loan in equivalent or better alternatives, our financial performance and returns to investors could suffer.

Our investments may be concentrated and are subject to risk of default
While we seek to diversify our portfolio of investments, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our Board. Therefore, our investments in our target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of asset, or borrower, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our shares and accordingly reduce our ability to make distributions to our stockholders.
We face risks associated with the ownership of real property
In rare circumstances we may take a preferred equity position in a property-owning entity, or we may also acquire an equity position if it forecloses on a loan as lender, or agrees to accept equity collateral pursuant to a deed in lieu or other agreed upon transaction with a borrower or otherwise in connection with loan workouts. In other circumstances, we may purchase securities or other instruments from other investment funds and financial institutions. In any of the foregoing cases, our shares will be subordinate to both general and secured creditors of the asset. This subordination could increase our risk of loss. There will be no fixed period for return of our capital. Moreover, holding equity interests involves certain risks not present in real property loans or direct property ownership. For example, there is the possibility that other equity owners may have economic or business interests or goals which are inconsistent with ours. Further, the value of securities or other instruments purchased may fluctuate in value in a manner dependent on many criteria not directly related to the risks associated with real property, including the terms and conditions of the equity, the relative seniority of the equity and the general prospects and conditions of the issuer.
If we acquire a controlling interest in a security it may be exposed to additional risk of loss
If we are required to foreclose on our security to protect our investment, we may have a controlling interest in such security. The exercise of control over an entity can impose additional risks of liability for environmental damage, failure to supervise management, violation of government regulations (including securities laws) or other types of liability in which the limited liability characteristic of business ownership may be ignored. For instance, the real properties underlying our loans and investments will be subject to U.S. federal and state environmental laws, regulations and administrative rulings which, among other things, establish standards for the treatment, storage and disposal of solid and hazardous waste. Real property owners are subject to U.S. federal and state environmental laws which impose joint and several liability on past and present owners and users of real property for hazardous substance remediation and removal costs. Therefore, we may be exposed to substantial risk of loss from environmental claims arising in respect of any foreclosed real properties underlying the loans and investments with undisclosed or unknown environmental problems or as to which inadequate reserves have been established.
We may not have control over our investments
In certain circumstances, we may co-invest with third parties through loan participations or partnerships, joint ventures or other entities, thereby acquiring non-controlling shares in certain investments. We may not have control over these investments and therefore may have a limited ability to protect our position therein. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that the participating lender or a third party partner or co-venturer may have financial difficulties resulting in a negative impact on such investment, may have economic or business interests or goals which are inconsistent with or adverse to ours, or may be in a position to take action contrary to our investment objectives. In addition, we may in certain circumstances be liable for the actions of our third-party partners, loan participants or co-venturers.
We will not have operating control of underlying investments
The day-to-day operations of the real estate companies and properties underlying our debt investments will be the responsibility of the owners and developers of such companies and properties. There can be no assurance that the owners and developers will be able to operate the underlying companies or properties in accordance with their business plans or our expectations.
We face risks due to our dependence on loan servicers and other third parties
We engage a third-party loan servicer and such third-party loan servicer is responsible for payment processing, treasury management, tax, insurance, escrow and reserve administration, payoff and release processing, borrower requests, monthly accounting and review of operating statements, rent rolls and borrower financials, and other credit related services. We also engage a third-party loan asset manager. Our results of operations, including our ability to make payments on any indebtedness, will depend in part on the ability of these third-party asset manager and loan servicer performing their agreed upon functions and duties. There can be no assurance that the third-party asset management and loan servicing firms employed by us will be able to perform their agreed upon functions and duties successfully. Asset managers and loan servicers may at times face conflicts of interests in the management of investments owned by third parties and/or other affiliates of the Adviser. Additionally, asset managers and loan servicers may need to attract, retain and develop executives and members of their management teams. The market for executive talent can be, notwithstanding general unemployment levels or developments within a particular industry, extremely competitive. There can be no assurance that we or any asset managers or loan servicers we engage will be able to attract, develop, integrate and retain suitable members of its management team and, as a result, we may be adversely affected thereby. All fees, costs and expenses related to third-party asset managers and loan servicers are expenses borne by us.
Uncertainty with respect to global financial conditions could have a significant adverse effect on our business, financial condition and results of operations
Our investment strategy depends on the commercial real estate industry generally, which in turn depends on broad economic conditions in the United States and elsewhere. Recently, concerns over global economic conditions, energy and commodity prices, geopolitical issues, deflation, Federal Reserve short term rate decisions, foreign exchange rates, the availability and cost of credit, the sovereign debt crisis, the U.S. mortgage market and a potentially weakening real estate market in the United States and in other countries have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and the potential for declining business and consumer confidence, may precipitate an economic slowdown, as well as cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability and the risk of maturing debt that may have difficulties being refinanced, may continue to cause periodic volatility in the commercial real estate market for some time. Adverse conditions in the commercial real estate industry negatively impact our returns by, among other factors, the tightening of the credit markets, decline in the value of underlying real estate assets, and continuing credit and liquidity concerns, among other potential risks.
Our investments in Credit Assets may be risky and illiquid
The portfolio of Credit Assets which we originate or purchase is likely to be risky and illiquid. The portfolio of Credit Assets may be unsecured and subordinated to material amounts of senior indebtedness. The portfolio of Credit Assets may not be protected by financial covenants or limitations upon additional indebtedness. Illiquidity may result from the absence of an established market for the portfolio of Credit Assets, as well as legal or contractual restrictions on their sale by us. Dispositions of Credit Assets also may be subject to contractual and other limitations on transfer (including prepayment penalties with respect to property-level debt) or other restrictions that would interfere with the subsequent sale of such Credit Assets or adversely affect the terms that could be obtained upon any disposition thereof. The possibility of partial or total loss of capital will exist and prospective investors should not subscribe for our interests in unless they can readily bear the consequences of such loss. Even if the portfolio of our Credit Assets are successful, they may not produce a realized return for an unspecified duration of time.
There are inherent risks in investments outside the United States, generally
We expect to invest a portion of the aggregate amount of invested capital outside the United States. The legal systems of some countries lack transparency or could limit the protections available to foreign investors, and our portfolio of Credit Assets may be subject to nationalization and confiscation without fair compensation. Real estate related investing outside the United States involves additional risks: (i) currency exchange rate fluctuations and costs associated with conversion of investment principal and income from one currency into another; (ii) differences in conventions relating to documentation, settlement, corporate actions, shareholder rights and other matters; (iii) differences between U.S. and foreign securities and real estate markets, including potentially higher price volatility and relative illiquidity of some markets; (iv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and differences in government supervision and regulation; (v) the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation and other adverse economic and political developments; (vi) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such Investments; (vii) less developed corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties and investor protections; (viii) differences in the legal and regulatory environment or enhanced legal and regulatory compliance, including potential currency control regulations, and potential restrictions on investment and repatriation of capital; (ix) political hostility to investments by foreign or private equity investors; and (x) less publicly available information.

Transactions denominated in foreign currencies may subject us to foreign currency risks
We may originate, invest in or acquire assets denominated in foreign currencies, which may expose us to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets, as well as our income and distributions. Any such changes in foreign currency exchange rates may impact the measurement of such assets or income for the purposes of the REIT tests and may affect the amounts available for payment of dividends on our common stock.
To mitigate such risks, we may obtain financing in the relevant foreign currency and may enter into hedging transactions, such as treasury locks, forward contracts, fixtures contracts, cross-currency swaps and interest rate swaps. While such hedging transactions may reduce such risks, they may result in a poorer overall performance for us than if we had not entered into such hedging transactions and the Adviser may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate risks.
We may also be exposed to the risk that one or more of the counterparties with which we trade may (i) cease making markets and quoting prices for such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position or (ii) not have the financial ability to honor their contracts for the hedging transactions. Each prospective stockholder should consult with his or her own counsel and advisors as to all legal, tax, financial and related matters concerning an investment in the interests.
Risks Related to Investments in Real Estate-Related Debt Securities
Investments in investment grade corporate bank debt and debt securities of commercial real estate operating or finance companies are subject to the specific risks relating to the particular company and to the general risks of investing in real estate-related loans and securities, which may result in significant losses
We may invest in corporate bank debt and debt securities of commercial real estate operating or finance companies. These investments involve special risks relating to the particular company, including its financial condition, liquidity, results of operations, business and prospects. In particular, the debt securities are often non-collateralized and may also be subordinated to its other obligations.
These investments also subject us to the risks inherent with real estate-related investments, including:
•risks of delinquency and foreclosure, and risks of loss in the event thereof;
•the dependence upon the successful operation of, and net income from, real property;
•risks generally incident to interests in real property; and
•risks specific to the type and use of a particular property.
These risks may adversely affect the value of our investments in commercial real estate operating and finance companies and the ability of the issuers thereof to make principal and interest payments in a timely manner, or at all, and could result in significant losses.
We may invest in high yield securities which are subject to more risk than higher rated securities
CRE Debt Securities that are, at the time of purchase, rated below investment grade (below Baa by Moody’s and below BBB by S&P and Fitch), an equivalent rating assigned by another nationally recognized statistical rating organization or unrated but judged by the Adviser to be of comparable quality, are commonly referred to as “high yield” securities. Investments in high yield securities generally provide greater income and increased opportunity for capital appreciation than investments in higher quality securities, but they also typically entail greater price volatility and principal and income risk, including the possibility of issuer default and bankruptcy. High yield securities are regarded as predominantly speculative with respect to the issuer’s continuing ability to meet principal and interest payments. Debt Securities in the lowest investment grade category also may be considered to possess some speculative characteristics by certain rating agencies. In addition, analysis of the creditworthiness of issuers of high yield securities may be more complex than for issuers of higher quality securities.
High yield securities may be more susceptible to real or perceived adverse economic and competitive industry conditions than investment grade securities. A projection of an economic downturn or of a period of rising interest rates, for example, could cause a decline in high yield security prices because the advent of a recession could lessen the ability of an issuer to make principal and interest payments on its debt obligations. If an issuer of high yield securities defaults, in addition to risking non-payment of all or a portion of interest and principal, we may incur additional expenses to seek recovery. The market prices of high yield securities structured as zero-coupon, step-up or payment-in-kind securities will normally be affected to a greater extent by interest rate changes, and therefore tend to be more volatile than the prices of securities that pay interest currently and in cash.
The secondary market on which high yield securities are traded may be less liquid than the market for investment grade securities. Less liquidity in the secondary trading market could adversely affect the price at which we could sell a high yield security and could adversely affect the NAV of our shares of common stock. Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may decrease the values and liquidity of high yield securities, especially in a thinly-traded market. When secondary markets for high yield securities are less liquid than the market for investment grade securities, it may be more difficult to value the securities because such valuation may require more research, and elements of judgment may play a greater role in the valuation because there is less reliable, objective data available. During periods of thin trading in these markets, the spread between bid and asked prices is likely to increase significantly and we may have greater difficulty selling our portfolio securities. We will be dependent on the Adviser’s research and analysis when investing in high yield securities.
Some of our investments in CRE Debt Securities may become distressed, which securities would have a high risk of default and may be illiquid
Real estate investments are relatively illiquid. Such illiquidity may limit our ability to vary our portfolio of loans secured by, or unsecured but related to, commercial real estate in response to changes in economic and other conditions. Illiquidity may result in the absence of an established market for investments as well as the legal or contractual restrictions on their resale. In addition, illiquidity may result from changes in the capital markets or the decline in value of a property securing one or more of our investments. There can be no assurances that either the capital market conditions will change from their current state or that the fair market value of any of the real property serving as security will not decrease in the future, leaving our investment under-collateralized or not collateralized at all.
During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk. There is no assurance that the Adviser will correctly evaluate the value of the assets collateralizing such investments or the prospects for a successful reorganization or similar action.
These financial difficulties may never be overcome and may cause issuers to become subject to bankruptcy or other similar administrative proceedings. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, be exposed to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transactions under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize collateral for loan positions we held, or may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.
Certain risks associated with CMBS may adversely affect our results of operations and financial condition
We may invest a portion of our assets in pools or tranches of CMBS. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. The commercial mortgages underlying CMBS generally face the risks described above in “—We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.”

Default risks with respect to CMBS investments may be further pronounced in the case of single-issuer CMBS or CMBS secured by a small or less diverse collateral pool. At any one time, a portfolio of CMBS may be backed by commercial mortgage loans disproportionately secured by properties in only a few states, regions or foreign countries. As a result, such investments may be more susceptible to geographic risks relating to such areas, including adverse economic conditions, declining home values, adverse events affecting industries located in such areas and other factors beyond the control of the Adviser relative to investments in multi-issuer CMBS or a pool of mortgage loans having more diverse property locations.
CMBS are also affected by the quality of the credit extended. As a result, the quality of the CMBS is dependent upon the selection of the commercial mortgages for each issuance and the cash flow generated by the commercial real estate assets, as well as the relative diversification of the collateral pool underlying such CMBS and other factors such as adverse selection within a particular tranche or issuance.
We may find it necessary or desirable to foreclose on certain of the loans or CMBS we may acquire, and the foreclosure process may be lengthy and expensive
We may find it necessary or desirable to foreclose on certain of the loans or CMBS we may acquire, and the foreclosure process may be lengthy and expensive. The protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests may not be adequate. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some U.S. states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy or its equivalent, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value, and in the event of any such foreclosure or other similar real estate owned-proceeding, we would also become the subject to the various risks associated with direct ownership of real estate, including environmental liabilities. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.
There are certain risks associated with the insolvency of obligations backing mortgage-backed securities and other investments
The real estate loans backing the mortgage-backed securities (“MBS”), which include the CMBS in which we will invest, and other investments we may make may be subject to various laws enacted in the jurisdiction or state of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. There can be no assurance as to what standard a court would apply to determine whether the borrower was “insolvent” after giving effect to the incurrence of the indebtedness constituting the mortgage backing the CMBS and other investments, or that regardless of the method of valuation, a court would not determine that the borrower was “insolvent” after giving effect to such incurrence. In addition, in the event of the insolvency of a borrower, payments made on such mortgage loans could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year and one day) before insolvency.
There are certain risks associated with CMBS interest shortfalls
Our CMBS investments may be subject to interest shortfalls due to interest collected from the underlying loans not being sufficient to pay accrued interest to all of the CMBS. Interest shortfalls to the CMBS trust will occur when the servicer does not advance full interest payments on defaulted loans. The servicer in a CMBS trust is required to advance monthly principal and interest payments due on a delinquent loan. Once a loan is delinquent for a period of time (generally 60 days), the servicer is required to obtain a new appraisal to determine the value of the property securing the loan. The servicer is only required to advance interest based on the lesser of the loan amount or 90%, generally, of the appraised value. Interest shortfalls occur when 90%, generally, of the appraised value is less than the loan amount and the servicer does not advance interest on the full loan amount. The resulting interest shortfalls impact interest payments on the most junior class in the trust first. As interest shortfalls increase, more senior classes may be impacted. Over time, senior classes may be reimbursed for accumulated shortfalls if the delinquent loans are resolved, but there is no guarantee that shortfalls will be collected. Interest shortfalls to the CMBS trust may also occur because of accumulated advances and expenses on defaulted loans. When a defaulted loan or foreclosed property is liquidated, the servicer will be reimbursed for accumulated advances and expenses prior to payments to CMBS bond holders. If proceeds are insufficient to reimburse the servicer or if a defaulted loan is modified and not foreclosed, the servicer is able to make a claim on interest payments that is senior to the bond holders to cover accumulated advances and expenses. If the claim is greater than interest collected on the loans, interest shortfalls could impact one or more bond classes in a CMBS trust until the servicer’s claim is satisfied.
We may acquire CMBS affiliated with Invesco
We may acquire CMBS whereby mortgages underlying the CMBS were issued by, properties underlying the mortgages in the CMBS are owned by, or the CMBS is serviced by, Other Invesco Accounts (defined as collective investment funds, REITs, vehicles, separately managed accounts, products or other similar arrangements sponsored, advised, or managed by the Adviser or one of its affiliates). While we will be acquiring such CMBS from third parties on terms already negotiated by and agreed with third parties and will forgo all non-economic rights (including voting rights) in such CMBS as long as the affiliation persists, there is no assurance that such procedures will adequately address all of the conflicts of interest that may arise or will address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. While the mortgage loans underlying such CMBS are made in advance of any issuance of the CMBS, our investment, or the expectation of our investment, in such a CMBS may have the potential to affect the pricing terms of underlying mortgage loans for properties owned by Other Invesco Accounts. To the extent that any of our executives are also executives of Invesco, the same personnel may determine the price and terms for the investments for both us and these entities and there can be no assurance that any procedural protections, such as obtaining market prices or other reliable indicators of fair value, will prevent the consideration we pay for these investments from exceeding their fair value or that we receive terms for a particular investment opportunity that are as favorable as those available from an independent third party.
Our CMBS investments face risks associated with extensions that may adversely affect our results of operations and financial condition
Our CMBS and other CRE Debt Securities may be subject to extension, resulting in the term of the securities being longer than expected. Extensions are affected by a number of factors, including the general availability of financing in the market, the value of the related mortgaged property, the borrower’s equity in the mortgaged property, the financial circumstances of the borrower, fluctuations in the business operated by the borrower on the mortgaged property, competition, general economic conditions and other factors. Such extensions may also be made without the Adviser’s consent.
There are certain risks associated with the servicers of commercial real estate loans underlying CMBS and other investments in CRE Debt Securities
The exercise of remedies and successful realization of liquidation proceeds relating to commercial real estate loans underlying CMBS and other CRE Debt Securities may be highly dependent on the performance of the servicer or special servicer. The servicer may not be appropriately staffed or compensated to immediately address issues or concerns with the underlying loans. Such servicers may exit the business and need to be replaced, which could have a negative impact on the portfolio due to lack of focus during a transition. Special servicers frequently are affiliated with investors who have purchased the most subordinate bond classes, and certain servicing actions, such as a loan extension instead of forcing a borrower pay off, may benefit the subordinate bond classes more so than the senior bonds. While servicers are obligated to service the portfolio subject to a servicing standard and maximize the present value of the loans for all bond classes, servicers with an affiliate investment in the CMBS or other CRE Debt Securities may have a conflict of interest. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. In addition, to the extent any such servicers fail to effectively perform their obligations pursuant to the applicable servicing agreements, such failure may adversely affect our investments.
There are risks associated with investments in operating companies
We may invest in CRE OpCos, which in turn may develop or service the assets of (or provide technology or services to) (i) us, (ii) clients, affiliates or former affiliates of the Adviser, (iii) other interested parties and/or (iv) third parties. We may make such investments to access opportunities within our primary strategy or to enhance our returns. An investment in CRE OpCos may take the form of debt or equity. An operating company in which we invest may not be profitable at the time of our investment (or ever). We may not be able to recover our investment in an operating company, and such investment may expose us to greater regulatory and other risks.
We may invest in structured products or similar products that may include structural and legal risks

We may invest from time to time in structured products. These investments may include debt securities issued by a private investment fund that invests, on a leveraged basis, in credit assets originated by banks or other third parties, high-yield debt or other asset groups, certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans, as well as MBS credit default swaps (e.g., CMBX). Our investments in structured products will be subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.
We will face risks related to our investments in collateralized debt obligations
We may invest in collateralized debt obligations (“CDOs”). CDOs include, among other things, collateralized loan obligations (“CLOs”) and other similarly structured securities. A CLO is a trust typically collateralized by a pool of loans, which may include, among others, domestic and foreign senior secured loans, senior unsecured loans and subordinate corporate loans, including loans that may be rated below investment grade or equivalent unrated loans. CDOs may charge a management fee and administrative expenses. For CLOs, the cash flows from the trust are split into two or more portions, called tranches, varying in risk and yield. The riskiest portion is the “equity” tranche which bears the bulk of defaults from the bonds or loans in the trust and serves to protect the other, more senior tranches from default in all but the most severe circumstances. Since it is partially protected from defaults, a senior tranche from a CLO trust typically has higher ratings and lower yields than the underlying securities and can be rated investment grade. Despite the protection from the equity tranche, CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, market anticipation of defaults and aversion to CLO securities as a class. The risks of an investment in a CDO depend largely on the type of the collateral and the class of the CDO in which we invest.
Normally, CLOs and other CDOs are privately offered and sold, and thus are not registered under the securities laws. As a result, certain investments in CDOs may be characterized as illiquid assets and volatility in CLO and CDO trading markets may cause the value of these investments to decline. Moreover, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. Also, with respect to the CLOs and CDOs in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificate holder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CLOs or CDOs for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests. In addition to the risks associated with debt instruments (e.g., interest rate risk and credit risk), CDOs carry additional risks including, but not limited to: (1) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (2) the quality of the collateral may decline in value or default; (3) the possibility that we may invest in CDOs that are subordinate to other classes; and (4) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results.
We may invest in subordinated debt, which is subject to greater credit risk than senior debt
We may invest in debt instruments, including junior tranches of CMBS, that are subordinated in an issuer’s capital structure. To the extent we invest in subordinated debt of an issuer’s capital structure or subordinated CMBS bonds, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of any senior creditors and, to the extent applicable, contractual inter-creditor or participation agreement provisions.
Investments in subordinated debt involve greater credit risk of default than the senior classes of the issue or series. Subordinated tranches of CMBS or other investments absorb losses from default before other more senior tranches of CMBS to which it is subordinate are put at risk. As a result, to the extent we invest in subordinate debt instruments (including CMBS), we would potentially receive payments or interest distributions after, and must bear the effects of losses or defaults on the senior debt (including underlying mortgage loans, senior mezzanine debt or senior CMBS bonds) before, the holders of other more senior tranches of debt instruments with respect to such issuer.

We will face “spread widening” risk related to our investment in securities
For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the market spreads of the CRE Debt Securities in which we invest may increase substantially, causing the securities prices to fall. It may not be possible to predict, or to hedge against, such “spread widening” risk. In addition, mark-to-market accounting of our investments will have an interim effect on the reported value prior to realization of an investment.
We may invest in derivatives for hedging purposes, which involve numerous risks
Subject to REIT qualification requirements and compliance with any applicable exemption from being regulated as a commodity pool operator, we may enter into derivatives transactions including, but not limited to, currency hedging utilizing forward and/or futures contracts, interest rate swaps, and interest rate floors and caps for limited hedging purposes. Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies investment, market and certain other risks. Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used. The ability to successfully use derivative investments depends on the ability of the Adviser. The skills needed to employ derivatives strategies are different from those needed to select portfolio investments and, in connection with such strategies, the Adviser must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate. The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments). In addition, the use of derivatives will be subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.
Risks Related to Debt Financing
We may not be able to obtain leverage, but if obtained the use of leverage will expose us to certain risks
Under the investment guidelines adopted by the Board, we are not precluded from borrowing against the portfolio of Credit Assets or other real estate related investments and there is no limitation on the amount of indebtedness we may incur with respect to any loan or debt-related investment. Our target leverage ratio after we have raised substantial offering proceeds and acquired a broad portfolio of loans secured by, or unsecured but related to, commercial real estate is 50% to 65%. The Company will not place debt on subordinated loans or Junior Tranche positions in its portfolio. If the Company pursues borrowings in excess of this maximum leverage ratio, it will seek to obtain Board approval. The use of leverage involves a high degree of financial risk and will increase the exposure of the portfolio to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Company-Level Facilities are excluded from these target leverage ratio calculations, and therefore the use of Company-Level Facilities can increase the risks related to debt financing outlined herein more than an investment with comparable target leverage ratios. The Ramp-Up Period and other periods in which the Adviser may deviate from its target leverage ratios are in the discretion of the Adviser, and therefore at the Adviser’s discretion we could exceed target leverage ratios and increase related risks.
Many of these same issues also apply to Company-Level Facilities which are expected to be in place at various times as well. For example, the loan documents for such Company-Level Facilities may include various coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such Company-Level Facilities may declare any unfunded investments to be terminated and declare any amounts outstanding to be due and payable. We may also rely on short-term financing that would be especially exposed to changes in availability.
Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. As a result, the possibilities of profit and loss are increased. Our return on a Credit Asset or other debt-related investment may be partially dependent upon our ability to use leverage, including repurchase agreements and securitization. Our ability to execute our strategy using leverage depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. The failure to obtain leverage at the contemplated advance rates, pricing and other terms could have a material adverse effect on us. Moreover, there can be no assurance that we will be able to meet our debt service obligations or our margin calls and, to the extent that we cannot, we risk the loss of some or all of our assets or a financial loss if we are required to dispose of or refinance loans at a commercially inopportune time. In addition, our portfolio or a subset of our portfolio may be cross-collateralized and cross-defaulted and the debt may be recourse to us so an impairment or potential impairment of a Credit Asset or other debt-related investment may create a risk of loss of some or all of our assets. Further, the term of the leverage may vary from the term of our portfolio which could result in the necessity to refinance or repay such leverage prior to the maturity of our portfolio.
We may incur significant leverage
We use borrowings, also known as leverage, to finance the acquisition of a portion of our investments with credit facilities and other borrowings, which may include repurchase agreements and securitization. The use of leverage increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Our investments will involve significant amounts of indebtedness. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, stockholders will experience increased risks when investing in us. If the value of our assets increases, leverage would cause the net asset value attributable to each Common Share to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distribution payments. Leverage is generally considered a speculative investment technique.
Debt service requirements may deplete cash flows and relatively small changes in the overall value of investments will have a magnified impact on us. If an investment were unable to generate sufficient cash flow to meet principal and interest payments on its indebtedness, the value of our investment in such investment would be significantly reduced or even eliminated. The amount of debt financing may restrict the amount of funds available for distribution to investors. In addition, the terms of any debt financing may contain covenants that, among other things, might restrict our operations or activities or our investments.
We have no limitations on the amount of short-term corporate debt we may incur, the Leverage Limitation with respect to long-term debt may be waived by the Board and we are not subject to any limitation on short- or long-term debt during the Ramp-Up Period
Our governing documents do not contain limitations on the amount of debt that we may incur and there is no limit on the amount of leverage we may borrow with respect to any individual Credit Asset or portfolio of loans. We have adopted a leverage policy that restricts the aggregate long-term debt that may be incurred but the limitation may be waived by the Board. The leverage limitations in our leverage policy do not apply to short-term credit facilities. We also are not subject to any leverage limitations during the Ramp-Up Period. The amount of debt we use will depend on available investment opportunities, available capital, our ability to obtain financing arrangements and the stability of cash flow.
Incurring substantial corporate debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:
•our cash flow from operations may be insufficient to make required payments of principal and interest on the debt;
•our debt may increase our vulnerability to adverse economic, market and industry conditions with no assurance that our investment yields will increase to match our higher financing costs;
•we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for future business opportunities; and
•we may not be able to refinance maturing debts.
If we draw on a line of credit to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target
We may enter into a credit facility in an effort to provide for a ready source of liquidity for any business purpose. There can be no assurances that that we will be able to obtain any lines of credit or other financing on financially reasonable terms, or at all. If we borrow to fund repurchases of shares, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from the offering of our shares or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness.
Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders

Interest we pay on our loan obligations will reduce cash available for distributions. If we obtain variable rate loans, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to dispose of or refinance loans at times that may not permit realization of the maximum return on such assets.
We may use repurchase agreements to finance our Credit Assets, which may expose us to risks that could result in losses
We may use repurchase agreements as a form of leverage to finance our purchase of Credit Assets. Although each transaction under any repurchase agreements will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate, we remain exposed to the credit risk of each asset because we must purchase the asset from the applicable counterparty on a specified date. In addition, repurchase agreements involve the risk that the counterparty may liquidate the assets underlying the repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. Furthermore, the counterparty may require us to provide additional margin in the form of cash or other forms of collateral (with the value of such collateral determined by the counterparty) under the terms of the applicable repurchase agreement. In addition, the interest costs and other fees associated with repurchase agreement transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.
Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur
Volatility in the global credit markets could make it more difficult for us to obtain favorable financing for investments. A widening of credit spreads, coupled with the extreme volatility of the global debt markets and a rise in interest rates, dramatically reduce investor demand for high yield debt and senior bank debt, which in turn could lead some investment banks and other lenders to be unwilling to finance new investments or to only offer committed financing for these investments on unattractive terms. Such unattractive terms could include requirements by lenders that we pay down or pay off any existing financing prior to them financing our new investments, which we may not have sufficient capital to do. Additionally, agreements with lenders may provide that our interest rate to them will be based on a predetermined rate plus an applicable spread, allowing the lender to adjust the spread adversely to us during time of market volatility. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the U.S. economy.
If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions to our stockholders
Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment is uncertain and may depend upon our ability to dispose of or refinance loans. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or dispose a particular loan at a price sufficient to make the balloon payment. Such a refinancing would be dependent upon interest rates and lenders’ policies at the time of refinancing, economic conditions in general and the value of the underlying properties in particular. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.
Restrictive covenants relating to our operations may have adverse effects on us
A credit facility lender may impose restrictions on us that would affect our ability to incur additional debt, originate loans, reduce liquidity below certain levels, make distributions to our stockholders and impact our flexibility to determine our operating policies and investment strategies. For example, our loan agreements may contain negative covenants that limit, among other things, our ability to distribute more than a certain amount of our net cash flow to the stockholders, dispose of or refinance loans and enter into transactions with affiliates. In addition, our loan agreements may contain negative covenants that limit leverage beyond certain amounts contrary to our leverage ratio goals. If we fail to meet or satisfy any of these covenants, we would be in default under such agreements, and a lender could elect to declare outstanding amounts due and payable, terminate its commitment, require the posting of additional collateral and/or enforce its interests against existing collateral.
In certain cases, we may execute a limited guarantee

It is expected that the financing arrangements with respect to our Credit Assets generally will require “bad boy” guarantees or may require limited principal recourse from us and in the event that any such guarantee is called, our assets could be adversely affected.
Risks Related to our Relationship with the Adviser and its Affiliates
We will depend on the Adviser and its key personnel
The Adviser’s ability to successfully manage our affairs currently depends on the experience, relationships and expertise of the senior management and other key employees of Invesco Real Estate who manage the Company. There can be no assurance that these individuals will remain employed by the Adviser or its affiliates, or otherwise continue to carry on their current duties throughout our term. The loss of the services of the Adviser, or employees of the Adviser, could have a material adverse effect on our operations.
We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in the Adviser’s financial condition or our relationship with the Adviser could have a material adverse effect on our business and ability to achieve our investment objectives
Our success is dependent upon our relationship with, and the performance of, the Adviser in the acquisition and management of our portfolio, and our corporate operations. The Adviser may suffer or become distracted by adverse financial or operational problems in connection with Invesco’s business and activities unrelated to us and over which we have no control. Should the Adviser fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.
The Adviser’s inability to retain the services of key real estate professionals could hurt our performance
Our success depends to a significant degree upon the contributions of certain key real estate professionals employed by the Adviser, each of whom would be difficult to replace. There is ever-increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisers, investment managers, real estate investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us or the Adviser, particularly in light of our perpetual-life nature, or that replacements will perform well. Neither we nor the Adviser have employment agreements with these key real estate professionals and they may not remain associated with us or the Adviser. If any of these persons were to cease their association with us or the Adviser, our operating results could suffer. Our future success depends, in large part, upon the Adviser’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Adviser loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.
The Adviser acts as investment adviser for other companies and commingled investment vehicles
The Adviser and its principals are not required to devote all of their time to our affairs and may advise and manage other investments and other commingled investment vehicles which are not yet formed. Our performance could be adversely affected by the other professional commitments of such persons.
The agreements entered into with the Adviser and other affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party
The compensation paid to the Adviser and other affiliates of Invesco for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Invesco and its affiliates, including the Adviser and us, were not negotiated at arm’s-length. Such agreements include the Advisory Agreement, Dealer Manager Agreement and any other agreements we may enter into with affiliates of the Adviser from time to time.
There is a risk in the conflict of interest in the calculation of the Management Fee and Performance Fee by the Adviser in connection with our determination of NAV
The Adviser is paid a Management Fee and a performance fee (the “Performance Fee”) for its services that are based on the value of our portfolio of investments as determined in connection with our determination of NAV, which is calculated by the Adviser in accordance with our valuation guidelines. The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. The Adviser may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the then-current transaction price of shares of our common stock on a given date may not accurately reflect the value of our portfolio, and shares may be worth less than the then-current transaction price. The Performance Fee could motivate the Adviser, due to its affiliation with us, to make investments that are riskier or more speculative than would be the case if such arrangements were not in effect. In addition, because the Performance Fee will be calculated on the basis of our total return per share, which incorporates the movement of the NAV of shares of our common stock, the Adviser may be awarded a Performance Fee in some instances due to market movements (rather than based on Adviser performance).
We do not own the Invesco name, but we may use it as part of our corporate name pursuant to a trademark sublicense agreement with an affiliate of Invesco
We have entered into a trademark sublicense agreement with the Adviser, as the sub-licensor, pursuant to which it has granted us a revocable, royalty-free, non-exclusive, non-transferable right and license to use the “Invesco” name as part of our corporate name in connection with activities associated with being a real estate investment trust. Under the sublicense agreement, we have a right to use this name for so long as the Adviser serves as our adviser and the trademark license agreement between Adviser and Invesco Holding Company Limited (“IHCL”) is not terminated. IHCL and its affiliates will retain the right to continue using the “Invesco” name. We will further be unable to preclude IHCL from licensing or transferring the ownership of the “Invesco” name to third parties, some of whom may compete with us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of IHCL or others. Furthermore, in the event that the trademark sublicense agreement is terminated, we will be required to, among other things, change our name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated and otherwise harm our business.
The termination or replacement of the Adviser could trigger a repayment event under our financing arrangements
Lenders for certain of our financing agreements have required provisions in the loan documentation that would make the termination or replacement of the Adviser an event requiring the immediate repayment of the full outstanding balance of the loan unless the Adviser is replaced with an investment manager acceptable to the lender. The termination or replacement of the Adviser could trigger repayment of outstanding amounts under the credit agreements governing the repurchase agreements or lines of credit that we may obtain in the future. If a repayment event occurs with respect to any of our financing arrangements, our results of operations and financial condition may be adversely affected.
General Risks
The past performance of Invesco Real Estate and the Adviser’s senior management is not a predictor of our future results
Neither the track record of Invesco Real Estate or the senior management of the Adviser nor the performance of the Adviser will imply or predict (directly or indirectly) any level of our future performance. Identifying and originating or participating in attractive Credit Asset investment opportunities is difficult. There is no assurance that our portfolio of Credit Assets will be profitable and there is a risk that our losses and expenses will exceed our income and gains. Any return on investment to the stockholders depends upon the Adviser creating a successful portfolio of Credit Assets on our behalf. Many investment decisions by the Adviser will be dependent upon the ability of its employees and agents to obtain relevant information from non-public sources and the Adviser often will be required to make decisions without complete information or in reliance upon information provided by third parties that is impossible or impracticable to verify. The marketability and value of each Credit Asset will depend upon many factors beyond our control. Our performance is dependent upon future events and is, therefore, inherently uncertain. Past performance cannot be relied upon to predict future events due to a variety of factors, including, without limitation, varying business strategies, different local and national economic circumstances, different supply and demand characteristics, varying degrees of competition and varying circumstances pertaining to the real estate capital markets.
Inflation risks may have an adverse impact on our returns
Inflation and rapid fluctuations in inflation rates have had in the past, and may in the future have, negative effects on the economies and financial markets, which may in turn affect the markets in which we invest. For example, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on investments. Governmental efforts to curb inflation often have negative effects on the level of economic activity. Depending on the inflation assumptions relating to the cash flows anticipated from the assets underlying our investments, as well as the manner in which asset revenue is determined with respect to such asset, returns from assets may vary as a result of changes in the rate of inflation. There can be no assurance that inflation will not become a serious problem in the future and have an adverse impact on our returns.

Litigation outcomes may have an adverse impact on us
In the ordinary course of our business, we may be subject to litigation from time to time. The outcome of such proceedings may materially adversely affect our value and may continue without resolution for long periods of time. Any litigation may consume substantial amount of time and attention, and that time and the devotion of these resources to litigation may, at times, be disproportionate to the amounts at stake in the litigation. The expense of defending claims against us and paying any amounts pursuant to settlements or judgments would be borne by us and would reduce net assets. The Board will be indemnified by us in connection with such litigation, subject to certain conditions.
Insurance may not cover all the risks associated with us
There can be no assurance that insurance will be available or sufficient to cover all of our risks. The insurance industry is currently in an unpredictable state, and, as a result, the actual premiums and deductibles payable by the Company may be substantially different than the Adviser’s projections of premiums and deductibles. In the future, we may acquire the real estate assets securing or related to our loans and investments and then become responsible for the costs of insurance. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, or losses as a result of vandalism or other crime, faulty construction or accidents, fire, outbreaks of an infectious disease including pandemics, or acts of terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we may not be able to pay. In general, losses related to terrorism are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism, in others the coverage against terrorist acts is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather and fire events, with insurers excluding certain investments that have high risk of weather, earthquake or fire events. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions could increase as well. Climate change may also increase the cost of, or decrease the availability of, property insurance on terms we find acceptable. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including lost revenues or other costs. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Certain of these events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us or the Adviser.
Investments may be subject to usury limitations
Interest charged on loans we own may be subject to state and foreign usury laws imposing maximum interest rates and penalties for violation, including restitution of excess interest and unenforceability of debt.
Speculative nature of investments could result in a loss of capital
The investments to be made by us may be speculative in nature, and the possibility of partial or total loss of capital will exist. Stockholders should not subscribe to or invest in us unless they can readily bear the consequences of such loss.
Our business may be adversely affected by unfavorable or changing economic, market, and political conditions
A return to a recessionary period, elevated inflation, adverse trends in employment levels, geopolitical instability, war, trade or supply chain disruptions, economic or other sanctions, uncertainty regarding the breach of the U.S. debt ceiling or a sustained capital market correction could have an adverse effect on our business, including on the value of our investments and collateral securing our financing, which can impact our liquidity. Any deterioration of the real estate market as a result of these conditions may cause us to experience losses related to our assets and to sell assets at a loss.
Our business may be adversely affected by the impact on the financial markets due to recent bank failures
Recent or future bank failures in the United States and elsewhere could have far-reaching effects on the U.S. and other financial markets, including widespread failures of financial institutions, limited availability of credit, counterparty credit risks and adverse effects on issuers of debt and equity and other assets in which we invest and other instruments to which we have exposure, as well as the broader economy. Any or all of these developments may have a material adverse effect on us; for example, fluctuations in the market prices of securities and/or interest rates may adversely affect the value of our portfolio of Credit Assets and/or increase the inherent risks associated with an investment in the Credit Assets and other investments. The ability of assets securing our Credit Assets to refinance may depend on their ability to obtain additional financing. Any deterioration of the global debt markets or the credit ratings of certain investors (including, without limitation, sovereign nations), any possible future failures of certain financial services companies or a significant rise in interest rates, taxes or market perception of counterparty default risk will likely significantly reduce investor demand for Company-level financing and similar types of liquidity for investment grade, high-yield, and senior and other types of bank debt. This, in turn, is likely to result in some potential lenders being unable or unwilling to finance new investments, to provide working capital or to provide financing for other purposes permitted under the Advisory Agreement or to be willing to provide such financing only on terms less favorable than those that had been available in the recent past. As of the date of this Report, certain U.S. banks have experienced liquidity issues related to, among other factors, rising interest rates. It is currently unknown the extent to which these events will affect the availability of financing for commercial real estate. While disruption in the capital markets could enhance our ability to originate or acquire debt investments on attractive terms, a component of our investment strategy rests on our ability to obtain financing for our investments and operations on terms accretive to our investment strategy. A lack of such financing would adversely affect our ability to achieve our investment objectives.
Sustainability risks may have a greater impact on us than that assessed by the Adviser
We may be affected by the impact of a number of sustainability factors, also referred to as environmental, social and governance (“ESG”) factors, on real estate assets securing or related to loans originated by us or other investments in which we invest (“sustainability risks”). The reach of sustainability themes may be broad and this subsection is therefore not an exhaustive list of all risks related to ESG factors which could have a negative impact (whether or not material) on the value of an underlying or related real estate asset and therefore adversely impact our returns.
The real estate assets securing or related to our loans and investments may be negatively affected by the exposure to environmental conditions such as droughts, famines, floods, storms and other climate change and environmental-related events; although a number of these risks may be insurable, it is not guaranteed that the insurance coverage may in all cases be adequate and losses connected to these events may be material. In addition, the actions taken on the real estate assets securing or related to our loans to improve such real estate asset’s sustainability profile, such as energy efficiency, clean energy production and consumption, waste reduction and water treatment typically impose significant short-term costs. Similarly, social initiatives and the adherence to high governance standards, for example in the areas of transparency, corporate governance, management of conflicts of interest and fair remuneration principles may require material investments and effort where economic returns may be uncertain. Any decrease in value or significant costs and investments affecting the assets securing or related to loans originated by us or in which we invest may result in a borrower’s default or inability to pay amounts due on a loan, which would, in turn, adversely impact our returns.
Prospective investors should consider the adverse impacts that our investments may have on sustainability themes: the failure to support assets which provide a positive contribution to the sustainability factors or to support the generation of a negative impact may result in a number of negative fallouts ranging from reputational damages and, in some circumstances, fines and direct economic consequences from ESG related regulatory requirements that range from energy performance standards to mandatory disclosure.
We may also be negatively impacted (e.g., from a reputational point of view) if we do business with parties who fail to meet key ESG targets or make misleading statements with respect to ESG related objectives. In the event a counter-party of ours, or the real estate securing an investment of ours, uses manipulation or misinformation to bolster its ESG claims, we could be negatively impacted through no fault of our own.
Stockholders may differ in their views of whether or how ESG matters should be addressed and, as a result, we may invest in investments or manage our investments in a manner that does not reflect the beliefs and values of any particular investor. In considering investment opportunities and making ongoing decisions with respect to our investments, including decisions relating to follow-on investments, the Adviser may consider certain ESG factors. We may forego particular investments that do not meet certain ESG criteria or present material ESG risk that we may otherwise have made if we were seeking to make investments solely on the basis of financial returns. Further, it is possible that our investments are unable to obtain or realize the intended ESG outcomes.
Climate change and regulations intended to control its impact may affect the value of the real estate assets securing or related to loans we originated or in which we invest. We and the Adviser cannot predict the long-term impacts on real estate assets from climate change or related regulations. Laws enacted to mitigate climate change could increase energy costs, could make some buildings of property owners obsolete or cause such owners to make material investments in their properties to meet carbon or energy performance standards, which could materially and adversely affect the value of older properties underlying or relating to our investments. Climate change may also have indirect effects on property owners by increasing the cost of (or making unavailable) property insurance. Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes or tenant preferences for “green” buildings, may cause property owners to incur additional costs when renovating older properties. Any decrease in value or significant costs and investments affecting the assets securing or related to loans originated by us or in which we invest may result in a borrower’s default or inability to pay amounts due on a loan, which would, in turn, adversely impact our returns. There can be no assurance that climate change will not have a material adverse effect on our assets, operations or business.
There can be no guarantee that the actual impact of the sustainability factors on our returns will not be materially greater than the impact assessed or expected by the Adviser.
There are risks relating to admission of ERISA investors to us
The Adviser intends to conduct our operations so that our assets will not be deemed to constitute “plan assets” of Benefit Plan Investors. If, however, we were deemed to hold “plan assets” of Benefit Plan Investors, (i) if any such Benefit Plan Investors are subject to ERISA, ERISA’s fiduciary standards would apply to us and might materially affect our operations, and (ii) any transaction with us could be deemed a transaction with each Benefit Plan Investor and may cause transactions into which we might enter in the ordinary course of business to constitute prohibited transactions under ERISA and/or Section 4975 of the Code. In order to avoid having our assets treated as “plan assets,” the Adviser may seek to manage our assets and activities so as to qualify as an “operating company,” and that may adversely affect our operations. For example, the Adviser may decide not to make an otherwise favorable investment because it would not count as a qualifying investment for purposes of the operating company requirements, or the Adviser may decide to liquidate a given investment at an otherwise disadvantageous time based on these requirements. As an alternative means of avoiding our assets being treated as “plan assets,” the Adviser may seek another exception to holding “plan assets”. For example, the Adviser may restrict the acquisition, redemption and transfer of shares to ensure that the ownership interest of Benefit Plan Investors does not become “significant” with respect to any class of our equity interests (and such restrictions could delay or preclude an investor’s ability to redeem or transfer its shares), in addition to causing our early termination.
There is very little authority regarding the application of ERISA and the regulations issued thereunder to entities such as ourselves, and there can be no assurance that the U.S. Department of Labor or the courts would not take a position or promulgate additional rules or regulations that could significantly impact the “plan asset” status of the Company.

Failure to properly comply with securities law and Investment Company Act may have a material adverse effect on us
We offered shares in a private offering and expect to continue offering shares in private offerings exempt from registration under the Securities Act. Should shares be offered outside of the private offering exemption under the Securities Act, we could experience adverse consequences. In addition, we are not registered and do not intend to register as an investment company under the Investment Company Act. Accordingly, we do not expect to be subject to the restrictive provisions of the Investment Company Act. If we were to become subject to the Investment Company Act because of a change of law or otherwise, the various restrictions imposed by the Investment Company Act (including a substantial reduction in our ability to use leverage) and the substantial costs and burdens of compliance therewith could adversely affect our operating results and financial performance, and we may be unable to conduct our business as described herein. Moreover, parties to a contract with an entity that has improperly failed to register as an investment company under the Investment Company Act may be entitled to cancel or otherwise void their contracts with the unregistered entity. Any such failure to qualify for such exemption could have a material adverse effect on us.
Failure to identify and exclude bad actors could disqualify us from relying on certain rules on which we rely
We are offering shares of common stock, and may offer shares of common stock in the future, in one or more private offerings, not registered under the Securities Act, or any other securities laws, including state securities or blue sky laws. The shares were offered in reliance upon the exemption from registration thereunder provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. If certain persons and entities involved with the offering of the shares, including any stockholder holding (20%) or more of a fund’s outstanding voting equity securities, are or have been subject to certain criminal convictions, SEC disciplinary orders, court injunctions or similar adverse events (collectively, “bad act determinations”), then in certain instances we may be disqualified from relying upon Rule 506. There is no assurance that efforts to exercise reasonable care to identify and exclude bad actors from participating in the offering will be deemed to be sufficient to comply with these requirements. If we were disqualified from relying upon the exemption from registration provided in Rule 506, there may not be another exemption from registration available under the Securities Act and, consequently, we may not have an exemption from registration under any state securities or blue sky laws. If these exemptions from registration were unavailable, then we may be subject to, and incur significant costs related to, enforcement actions and rescission rights may be available to the stockholders, which if exercised, may require us to liquidate assets earlier and on less advantageous terms than were anticipated at underwriting and/or may cause us to have a more limited amount of capital available for investment, impairing our ability to assemble, manage, retain and harvest a complete and balanced portfolio.
If we were required to register as an investment company, we would be subject to substantial regulation and a failure to comply would have a material adverse effect on us
As noted above, we intend to conduct our operations so that neither we nor any of our subsidiaries (including the Operating Partnership) is an investment company under the Investment Company Act. However, there can be no assurance that we or our subsidiaries will be able to avoid operating as an investment company.
A change in the value of any of our assets could negatively affect our ability to avoid operating as an investment company or to comply with any exception from the definition of investment company under the Investment Company Act. To avoid operating as an investment company, or to comply with the applicable exception from the definition of investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategies.
If we were required to register as an investment company, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to originate loans or make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our NAV and our ability to pay distributions to our stockholders. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could impose a receiver to take control of and liquidate our company.
Moreover, even if we were to avoid operating as an investment company, the similarity of our investment program to other investment funds sponsored, managed or advised by the Adviser could result in additional compliance requirements, costs or obligations to us, the Adviser or the Adviser’s affiliates.
Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements that could materially adversely affect our business, results of operations and financial condition
Registration with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator” or any change in our operations necessary to maintain our ability to rely upon an applicable exemption from being regulated as a commodity pool operator could adversely affect our ability to implement our investment program, conduct our operations or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit investing in interests that may be treated as “commodity interests” to comply with the regulations of the CFTC may have a material adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.
Political changes may affect the real estate-related investments
The current regulatory environment in the United States may be impacted by future legislative developments.
The outcome of elections creates uncertainty with respect to legal, tax and regulatory regimes in which we and our investments, as well as the Adviser and its affiliates, will operate. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, immigration policy or government entitlement programs could have a material adverse impact on us and our investments.
Risks Related to Conflicts of Interest

Certain conflicts of interest are discussed below. Our stockholders should be aware that there will be occasions when the Adviser and its affiliates will encounter conflicts of interest in connection with their relationship to us. The below discussion enumerates certain conflicts of interest. There can be no assurance that Invesco, the Adviser and its affiliates will resolve all conflicts of interest in a manner that is favorable to us and our stockholders.
Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us
Various potential and actual conflicts of interest will arise as a result of our overall investment activities and the overall investment activities of Invesco, the Dealer Manager, the Adviser and their affiliates. Invesco may in the future engage in further activities that may result in additional conflicts of interest not addressed below. If any matter arises that we and our affiliates (including the Adviser) determine in our good faith judgment constitutes an actual conflict of interest, we and our affiliates (including the Adviser) may take such action as we determine in good faith may be necessary or appropriate to ameliorate the conflict. Transactions between us and Invesco or its affiliates will require approval by the Board, including a majority of our independent directors. There can be no assurance that the Board or Invesco will identify or resolve all conflicts of interest in a manner that is favorable to us.
Certain principals and employees may be involved in and have a greater financial interest in the performance of Other Invesco Accounts, and such activities may create conflicts of interest in making investment decisions on our behalf
Certain of the principals and employees of the Adviser or the Dealer Manager may be subject to a variety of conflicts of interest relating to their responsibilities to us and the management of our business and the distribution of our shares in any offering. Such individuals may serve in an advisory capacity to Other Invesco Accounts or other investment vehicles, as members of an investment or advisory committee or a board of directors (or similar such capacity) for one or more investment funds, corporations, foundations or other organizations, and may participate in the distribution of the securities of other issuers, including those that have investment objectives similar to ours. Such positions may create a conflict between the services and advice provided to such entities and the responsibilities owed to us. The Other Invesco Accounts or other investment funds in which such individuals may become involved may have investment objectives that overlap with ours. Furthermore, certain principals and employees of the Adviser or the Dealer Manager may have a greater financial interest in the performance of such other funds or accounts than our performance.
We may co-invest with Invesco affiliates and such investments are at times in different parts of the capital structure of an issuer and involve conflicts of interest
We may co-invest, through loan participations, or otherwise, with Other Invesco Accounts in Credit Assets that are suitable for both us and such Other Invesco Accounts. We or the Other Invesco Accounts make and hold investments at different levels of an issuer’s capital structure, which includes us making investments directly or indirectly relating to portfolio entities of Other Invesco Accounts and vice versa. To the extent we hold interests or loans that are different (including with respect to their relative seniority) than those held by such Other Invesco Accounts, the Adviser and its affiliates will be presented with conflicts of interest. Other Invesco Accounts may also participate from time to time in a separate tranche of a financing with respect to an issuer/borrower in which we have an interest creating potentially conflicting loyalties between the Adviser’s duties to us and to other affiliates. In that regard, actions may be taken for the Other Invesco Accounts that are adverse to us. Furthermore, we may participate in investments related to the financing or refinancing of loan investments or portfolios held or proposed to be acquired by certain Other Invesco Accounts. While our participation in connection with any such investments and transactions are expected to be negotiated by third parties on market prices, such investments and transactions will give rise to potential or actual conflicts of interest.
There can be no assurance that any conflict will be resolved in our favor. Conflicts can also be expected to arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof. There can be no assurance that the return on our investment will be equivalent to or better than the returns obtained by the other affiliates participating in the transaction. In addition, it is anticipated that in a bankruptcy proceeding our interest will likely be subordinated or otherwise adversely affected by virtue of such Other Invesco Accounts’ involvement and actions relating to such investment. For example, in circumstances where we hold a junior mezzanine interest in a Credit Asset, holders of more senior classes of debt issued by such entity (which may include Other Invesco Accounts) may take actions for their benefit (particularly in circumstances where such issuer faces financial difficulty or distress) that further subordinate or adversely impact the value of our investment in such issuer.
In connection with negotiating loans, bank or securitization financings in respect of our assets or originations, Invesco will generally obtain the right to participate on its own behalf (or on behalf of vehicles it manages) in a portion of the financings with respect to such Invesco-sponsored transactions (including transactions where the underlying collateral includes property owned by Other Invesco Accounts) upon a set of terms already negotiated and agreed of third parties. We do not believe that this arrangement has an effect on the overall terms and conditions negotiated with the arrangers of such senior loans other than as described in the preceding sentence. If we make or have an investment in a property in which an Other Invesco Account has a mezzanine or other debt investment, or vice versa, Invesco may have conflicting loyalties between its duties to us and to other affiliates. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held by such entities. Because of the affiliation with Invesco, the Adviser may have a greater incentive to invest in Invesco-sponsored financings (as compared to real estate-related financings sponsored by other real estate firms or financial sponsors).
The Adviser may face conflicts of interests in choosing our service providers and certain service providers may provide services to the Dealer Manager, the Adviser or Invesco on more favorable terms than those payable by us
Certain advisors and other service providers or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, title agents, property managers and investment or commercial banking firms) that provide goods or services to us, Invesco or certain entities in which we have an investment may also provide goods or services to or have business, personal, financial or other relationships with Invesco and its other businesses. Such advisors and service providers referred to above may be investors in us, affiliates of the Dealer Manager or the Adviser, sources of financing and investment opportunities or co-investors or commercial counterparties or entities in which Invesco or Other Invesco Accounts have an investment, and payments by us may indirectly benefit Invesco or such Other Invesco Accounts. In addition, certain employees of Invesco may have family members or relatives employed by such advisors and service providers. The Adviser or its affiliates may also provide administrative and other services to us. These relationships may influence us, Invesco or the Adviser in deciding whether to select or recommend such a service provider to perform services for us or a portfolio property (the cost of which will generally be borne directly or indirectly by us or such portfolio property, as applicable).
Notwithstanding the foregoing, transactions relating to us that require the use of a service provider will generally be allocated to service providers on the basis of best execution, the evaluation of which includes, among other considerations, such service provider’s provision of certain investment-related services and research that the Adviser believes to be of benefit to us. Advisers and service providers, or their affiliates, often charge different rates or have different arrangements for different types of services. With respect to service providers, for example, the fee for a given type of work may vary depending on the complexity of the matter as well as the expertise required and demands placed on the service provider. Therefore, to the extent the types of services used by us are different from those used by Invesco, the Adviser or its affiliates may pay different amounts or rates than those paid by us.
Invesco, the Adviser and their affiliates engage in a broad range of activities and such activities may conflict with our interests
Invesco, the Adviser and their affiliates engage in a broad spectrum of activities, including a range of activities relating to investments in the real estate industry, and have invested or committed billions of dollars in capital through various investment funds, managed accounts and other vehicles affiliated with Invesco. In the ordinary course of their business activities, Invesco, the Adviser and their affiliates may engage in activities where the interests of certain divisions of Invesco and its affiliates, including the Adviser, or the interests of their clients, may conflict with our interests and those of our stockholders. Certain of these divisions and entities affiliated with the Adviser and its affiliates have or may have investment objectives or guidelines similar to our investment guidelines and therefore may compete with us. In particular, Invesco Real Estate invests in a broad range of real estate-related debt investments on behalf of numerous investment funds, managed accounts and other vehicles. If any matter arises that the Adviser and its affiliates determine in their good faith judgment constitutes an actual conflict of interest, the Adviser and its affiliates may take such action as they determine in good faith may be necessary or appropriate to ameliorate the conflict. Transactions between us and Invesco or its affiliates will require approval by the Board, including a majority of independent directors. There can be no assurance that the Board or Invesco will identify or resolve all conflicts of interest in a manner that is favorable to us and our stockholders.
Conflicts of interest may arise for the Adviser and its affiliates with respect to its clients on the one hand, and us on the other hand
The Adviser and its affiliates have existing and potential relationships with a significant number of corporations, institutions and individuals. In providing services to its clients and us, the Adviser may face conflicts of interest with respect to activities recommended to or performed for such clients, on the one hand, and us, the stockholders or the entities in which we invest, on the other hand. The Adviser and its affiliates also will face conflicts of interest in connection with any purchase or sale transactions involving (1) us or our subsidiaries and (2) a client of the Adviser or an entity that has a financial or other interest in Invesco Ltd., the parent company of the Adviser, or in any of its affiliates (each, an “Interested Party”), including with respect to the consideration offered by or to, and the obligations of, such client or Interested Party. In addition, other clients of the Adviser may own equity interests in real estate and real estate related assets, interests in loans with real estate assets as the underlying collateral or other interests in real estate and real estate related assets. In determining whether to pursue a particular transaction on our behalf, these relationships could be considered by the Adviser, and there may be certain potential transactions that will not be pursued on behalf of us in view of such relationships. As a result, there can be no assurance that all potentially suitable investment opportunities that come to the attention of the Adviser will be made available to us. In addition, we may co-invest with Interested Parties and clients of the Adviser in particular investment opportunities, and the relationship of the Adviser and its affiliates with such clients or such Interested Party(ies) may influence the decisions made by the Adviser with respect to such investments.
We also may make a loan to a borrower in connection with the acquisition, refinancing or redemption by such borrower or other party of a property (including, without limitation, direct and/or indirect equity, preferred equity and/or other interests in a property) from or of a client, an Interested Party or an affiliate or former affiliate of the Adviser or to a borrower which is affiliated with current, former or prospective partners, clients or Interested Parties (including, without limitation, members of the Board, stockholders and/or their affiliates), vendors or other counterparties of affiliates of the Adviser, or to a borrower that is an Interested Party. In addition, we (or a subsidiary of ours) may incur indebtedness from lenders that are affiliated with current, former or prospective stockholders and/or their affiliates, vendors or other counterparties of affiliates of the Adviser, or from lenders that are Interested Parties. The Adviser and/or its affiliates, including any director affiliated with the Adviser, may have an incentive to seek, refer or recommend such loans or indebtedness to us, to cause us to make such loans, to cause us to incur such indebtedness or to agree on terms with respect to such loans or indebtedness that are not as favorable as might be obtained with respect to other loans or indebtedness as a result of such relationships. Further, the Adviser and any director affiliated with the Adviser will have conflicts of interest in deciding how to make decisions with respect to such loans and indebtedness (including with respect to decisions as to whether or not to refinance such loan or repay such indebtedness). We may also seek to refinance our loan portfolio by securitizing such loans and other credit instruments, for ultimate sale to others including Interested Parties. Use of such financing tactics could create potential conflicts of interest (see the Section entitled “Strategy Overview” and the risk entitled “We will invest in whole loans, and may securitize such whole loans and retain only a portion of the resulting interests” for additional detail).
Invesco’s policies and procedures may prevent it from pursuing certain investment opportunities that would be attractive to us
Specified policies and procedures implemented by Invesco and its affiliates, including the Adviser, which seek to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce Invesco’s, the Adviser’s and their affiliates’ ability to pursue attractive origination, financing and investment opportunities (including investment opportunities of ours). Because Invesco has many different businesses, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. For example, Invesco may come into possession of material non-public information with respect to companies that are Invesco’s and its affiliates’ advisory clients in which the Adviser may be considering making an investment. As a consequence, that information, which could be of benefit to the Adviser, and therefore us, might become restricted to those other businesses and otherwise be unavailable to the Adviser, and could also restrict the Adviser’s activities. Additionally, the terms of confidentiality or other agreements with or related to companies in which any investment vehicle of Invesco has or has considered making an investment or which is otherwise an advisory client of Invesco and its affiliates may restrict or otherwise limit the ability of Invesco or its affiliates, including the Adviser, to engage in businesses or activities competitive with such companies.
Minority investments of Other Invesco Accounts in transactions with which we also engage may result in conflicts which may not be resolved in our favor
Certain Other Invesco Accounts may also make minority investments in third-party investment managers or their investment vehicles with which we may engage in various transactions from time to time, including purchases or loan repayments or borrowing or lending transactions. Although these third-party investees may not be deemed to be affiliates of Invesco due to the limited voting rights or other terms of the investments made by such Other Invesco Accounts, such Other Invesco Accounts would have an indirect economic interest in any transactions between us and such third-party investees. Our stockholders will not share in any of the economic interest of such Other Invesco Accounts in such transactions. There can be no assurance that any conflict will be resolved in our and our stockholders’ favor and Invesco may be required to take action where it will have conflicting loyalties between its duties to us and to Other Invesco Accounts, which may adversely impact us and our stockholders.
Investment professionals employed by the Adviser or its affiliates may pursue different strategies for different investment vehicles

At times, the investment professionals employed by the Adviser or its affiliates and other investment vehicles affiliated with the Adviser or Invesco may determine that an investment opportunity may be appropriate for only some of the accounts, clients, entities, funds or investment vehicles for which he or she exercises investment responsibility, or may decide that certain of the accounts, clients, entities, funds or investment vehicles should take differing positions with respect to a particular security. In these cases, the investment professionals may place separate transactions for one or more accounts, clients, entities, funds or investment vehicles which may affect the market price of the security or the execution of the transaction, or both, to the detriment or benefit of one or more other accounts, clients, entities, funds or investment vehicles. For example, an investment professional may determine that it would be in the interest of another account to sell a security that we hold long, potentially resulting in a decrease in the market value of the security held by us.
There may be variations in the financial and other benefits among us and other vehicles managed by the Adviser or its affiliates
A conflict of interest arises where the financial or other benefits available to the Adviser or its affiliates differ among the accounts, clients, entities, funds or investment vehicles that it manages. If the amount or structure of the management fee or the Adviser’s or its affiliates’ compensation differs among accounts, clients, entities, funds or investment vehicles (such as where certain funds or accounts pay higher base management fees, incentive fees, performance-based management fees or other fees), the Adviser might be motivated to help certain accounts, clients, entities, funds or investment vehicles over others. Similarly, the desire to maintain assets under management or to enhance the Adviser’s performance record or to derive other rewards, financial or otherwise, could influence the Adviser or its affiliates in affording preferential treatment to those accounts, clients, entities, funds or investment vehicles that could most significantly benefit the Adviser or its affiliates. The Adviser may, for example, have an incentive to allocate favorable or limited opportunity investments or structure the timing of investments to favor such accounts, clients, entities, funds or investment vehicles. Additionally, the Adviser or its affiliates might be motivated to favor accounts, clients, entities, funds or investment vehicles in which it has an ownership interest or in which Invesco or its affiliates have ownership interests. Conversely, if an investment professional at the Adviser or its affiliates does not personally hold an investment in the fund but holds investments in other Invesco affiliated vehicles, such investment professional’s conflicts of interest with respect to us may be more acute.
Our investment activities may be affected by Invesco’s advisory and other relationships
Invesco will be under no obligation to decline any engagements or investments to make an investment opportunity available to us. In connection with its investment advisory and other businesses, Invesco may come into possession of information that limits its ability to engage in potential transactions. Our activities may be constrained because of the inability of Invesco personnel to use such information. For example, employees of Invesco not serving as employees of the Adviser or its affiliates may be prohibited by law or contract from sharing information with Invesco Real Estate. We may be forced to sell or hold existing investments as a result of investment advisory or other relationships that Invesco may have or transactions or investments Invesco and its affiliates may make or have made. Additionally, there may be circumstances in which one or more individuals associated with Invesco will be precluded from providing services to the Adviser because of certain confidential information available to those individuals or to other parts of Invesco.
The Adviser may make certain Company investments available for co-investment to its affiliates or other third parties
If the Adviser determines that a co-investment or co-origination partner makes sense for a particular Company loan or investment, the Adviser may, but will not be obligated to, make such investment opportunity available to affiliates of the Adviser, Interested Parties, or to third parties, including other clients of the Adviser and its affiliates, third-party sponsors and other investors. If a potential co-investment opportunity allocated to a particular rotation log (as described in more detail in the risk factor entitled “Investment opportunities will be allocated between us and Other Invesco Accounts” below) may be suitable for one or more clients advised or managed by the Adviser or one of its affiliates on such log, the allocation will be made following the same allocation and rotation process discussed in the risk factor entitled “Investment opportunities will be allocated between us and Other Invesco Accounts” below, and factors such as commitment size, timing of subscription, market terms, transaction fees and the ability of the Adviser’s or its affiliates’ clients to execute will be considered.
When structuring a co-investment with us, we may co-invest through partnerships, joint ventures or other entities with third parties that may have economic or business interests or objectives that are different than or conflict with those of ours. Such co-investments may involve risks in connection with such third-party involvement, including the possibility that a third party co-investor may have financial difficulties, resulting in a negative impact on the portfolio investment or the failure by such third party co-investor to pay amounts that may be owed to us, and any such third party co-investor may have economic or business interests or objectives that are different than or conflict with those of ours or may be in a position to take (or block) actions contrary to our investment objectives. The management of such investments in certain instances may not be fully or even partially controlled by the Adviser. In addition, we may in certain circumstances be liable for actions of our third-party co-venturers or partners.
A co-investor may or may not pay fees or performance compensation to the Adviser or its affiliates in respect of such investments. Costs associated with co-investments between us and one or more clients of the Adviser or its affiliates (including “dead deal” costs) generally will be allocated proportionately, unless an executed agreement between the parties’ states otherwise. Costs with respect to co-investments between us and one or more third parties may also be shared proportionately if so agreed upon by the parties in definitive and binding documentation with respect to the investment opportunity. Accordingly, we may be required to bear all of the fees, costs and expenses relating to co-investments (whether or not such co-investment is consummated). Co-investors also may be required to bear their pro rata share of any guarantees provided by us with respect to any investment; provided, however, that any such obligation may be structured so that we provide such guarantees with respect to the entire investment and the co-investors’ agree to reimburse us for their pro rata share of liabilities incurred under such guarantees.
If we enter into a co-investment with (1) a client of the Adviser or its affiliates, (2) an affiliate of the Adviser, including any director affiliated with the Adviser or (3) an Interested Party, such transaction would lead to additional conflicts of interest. The terms of such co-investment may not be negotiated on an arm’s length basis and could favor one investor over the other due to facts and circumstances not currently contemplated by the Adviser, including a change in circumstances arising due to events that are outside of the control of the Adviser or us. Such co-investment opportunities will require approval by the Board, including a majority of independent directors. There can be no assurance that the Adviser or the Board will identify or resolve all conflicts of interest in a manner that is favorable to us and our stockholders.
Investment opportunities will be allocated between us and Other Invesco Accounts
The Adviser and its affiliates advise and manage, and in the future will continue to advise and manage Other Invesco Accounts having investment guidelines substantially the same in whole or in part as those of ours. In the event Invesco Real Estate identifies potential investment opportunities that also might be suitable for one or more Other Invesco Accounts, Invesco Real Estate will allocate such investment opportunities in what the Adviser believes is a fair and equitable manner over time, such decisions made at the Adviser’s discretion, in accordance with its policies and procedures.
As discussed in the section entitled “Business—Related Invesco Accounts,” the Adviser has implemented a policy whereby U.S. opportunities are rotated on various logs depending on the nature of the opportunity. These specific rotational logs and their related policies were designed to create a methodology for allocating investment opportunities that is fair and equitable to Invesco Real Estate’s clients over time, while balancing the needs of such clients to complete transactions on a cost-effective and timely basis. Invesco Real Estate clients seeking a co-investment on an opportunity may use their position on a particular rotation log for a transaction as long as they can meet the timing and other relevant conditions for such transaction. In determining a co-investment partner among other Invesco Real Estate clients, if applicable, the rotation log policies and procedures will apply.
We and other Credit-Focused Accounts will retain priority on the Adviser’s debt log for U.S. opportunities. Such U.S. opportunities will be rotated among the Credit-Focused Accounts where the client receiving the opportunity is rotated below the other Credit-Focused Accounts when an opportunity is secured. We, or other Credit-Focused Accounts may waive an opportunity if warranted based on a variety of factors described earlier.
Follow-on transactions with the same borrower for the same collateral or new loans cross-collateralized with one or more existing loans made by one of the Adviser’s clients on the debt log will first be offered to such client and, if so awarded, not necessitate rotation to the bottom of the log for the client’s relative position thereon. Non-U.S. opportunities will be governed by policies and procedures of the Adviser’s affiliates. The fact that Invesco Real Estate has other clients could, among other adverse consequences, affect the availability of investments or obligations to us, including for non-U.S. opportunities. In addition, the fact that the Adviser operates other investment centers (in addition to Invesco Real Estate) could also affect the availability of, and opportunity to secure investments for, us. In particular, the different investment teams who operate the Adviser’s different investment centers pursue investment opportunities independently. As a result, Invesco Real Estate and one or more other investment centers may pursue the same or similar investment opportunities and, in some instances, compete against one another for opportunities that are also appropriate for Invesco Real Estate clients, including us. Accordingly, Invesco Real Estate may not always be successful in securing certain investments within our investment objectives and strategies. Over time, other investment centers of the Adviser may have access to, and source, investment opportunities that are more profitable to its clients than Invesco Real Estate has access to or can source for its clients, including us. The Board (including the independent directors) will monitor and review that the allocation methodology described above is applied fairly to us and our stockholders.

Invesco, the Adviser and their affiliates currently sponsor, manage and advise additional investment vehicles formed to permit certain investors to invest in us or in multiple Invesco-sponsored products (each, a “Client Investment Vehicle”) and may sponsor, manage or advise additional Client Investment Vehicles in the future. Each Client Investment Vehicle may invest in one or more commingled funds or other products managed or advised by the Adviser or its affiliates, including us. For Client Investment Vehicles that invest in multiple Invesco-sponsored products, the Adviser and its affiliates face conflicts of interest in allocating the capital of such Client Investment Vehicle among the various Invesco-sponsored products, including conflicts arising from differences in the net compensation to the Adviser and its affiliates from different products and conflicts arising from the investment or liquidity considerations of a Client Investment Vehicle and its participants. Investment decisions for such Client Investment Vehicles generally will be made within the parameters of the investment guidelines established for the particular Client Investment Vehicle, which will establish target investment allocations among the Invesco-sponsored products within its investment strategies. In addition, each Client Investment Vehicle is expected to have a single advisory fee (and, if applicable, a single performance fee) payable by the client or its participants regardless of the Invesco-sponsored products in which it invests. Nonetheless, conflicts relating to target allocations, and the timing of acquisitions and dispositions of shares in Invesco-sponsored products will exist.
Acquisitions or dispositions of investments could result in a conflict for the Adviser with respect to payments of certain fees
A conflict could also arise in connection with loan originations or the acquisition or disposition of credit instruments or the financing or refinancing of any particular credit instrument or loan, as it may be beneficial for the Adviser to delay or accelerate our acquisition, disposition, financing or refinancing to delay, accelerate or extend payment of the Management Fees or Performance Fees to the Adviser. To the extent that any of the transactions described above are effected, they will be subject to restrictions, including the Adviser’s policies and procedures relating to such transactions and requirements under applicable law.
Investments in Affiliated Funds could result in additional fees to the Adviser
Our investments in real estate-related securities may include investments in Affiliated Funds. The Adviser and its affiliates that manage, advise or are otherwise affiliated with the Affiliated Funds face potential conflicts of interest with respect to our investments in the Affiliated Funds, as such investments could earn the Adviser additional fees. Any investments we makes in the Affiliated Funds will be conducted in accordance with, and subject to, the terms and conditions of the Advisory Agreement and any investment guidelines or other governance policies adopted by the Board, which requires its approval, including a majority of independent directors. The value of any investments in Affiliated Funds will be excluded from our NAV for purposes of calculating the Management Fee we pay to the Adviser. We expect to bear or pay management fees, performance fees and/or transaction fees to affiliates of the Adviser as well as operating expenses as a result of any investment in an Affiliated Fund.
Conflicts may arise for the Adviser with respect to transactions with Adviser affiliates and other Invesco-related parties
An affiliate of the Adviser (the “seed investor”) has committed to purchase an aggregate of $300 million in shares of our common stock. We have obtained financing and have pledged this commitment in order to commence our operations including the origination and acquisition of loans and making real estate related investments. The financing was secured by the seed investor’s commitment to acquire shares, and our right to call such commitment was further pledged to the lender providing the financing. Costs related to such financing will be an operating expense of ours which in turn may affect our operations including our ability to make distributions or satisfy repurchase requests from stockholders.
We may also engage in transactions with clients, affiliates, former affiliates of the Adviser and Interested Parties. The Adviser and its affiliates may also provide services to us as described in this Report provided that the compensation and other terms and conditions under which services are provided are embodied in a written contract and the compensation does not exceed the amount that would be payable by us if such services were provided by third parties on an arm’s-length basis. Subject to applicable law, we also may invest in or divest entities or investments in which the Adviser, its clients or its affiliates or Interested Parties hold a material (or lesser) interest, in each case on terms and conditions that a majority of the Board (including a majority of independent directors) not otherwise interested in the transaction determines are fair and reasonable to us and no less favorable to us than those available from unaffiliated third parties. Such investments (including co-investments) may result in conflicts of interest including, without limitation, with respect to voting and exit rights, funding defaults or other breach by us or our affiliate under the terms of the agreement governing such joint investment.
If the Adviser or an affiliate of the Adviser provides services to us that would otherwise be performed for us by third parties or the Adviser seeks reimbursement for services provided by the Adviser or other Invesco employees, we will reimburse the Adviser’s internal costs and related overhead expenses allocable to such services; provided that reimbursements for such services will not exceed prevailing market rates (for the avoidance of doubt, the Adviser is not seeking, or agreeing to waive, reimbursement for one or more of such services rendered during any period, and we will not prevent Adviser from seeking reimbursement for such services rendered during any future period). We expect to reimburse the Adviser for accounting and legal services provided by the Adviser’s relevant personnel. This reimbursement amount is based on an estimate of time spent on services provided to us.
We also expect to reimburse the Adviser for other services in the future (including with respect to audit, accounting and legal services).
The Adviser faces certain conflicts of interest in connection with our existing and future reimbursement for services provided by Invesco, the Adviser or its affiliates, as described above.
Access to material, non-public information may restrict the Adviser from conducting certain beneficial transactions on our behalf
We, either directly or through our relationship with Invesco, the Adviser or certain of their respective affiliates, may come into possession of material non-public information with respect to an issuer in which we have invested or may invest. Should this occur, the Adviser may be restricted from buying or selling securities, derivatives or loans of the issuer on our behalf until such time as the information becomes public or is no longer deemed material. Disclosure of such information to the personnel (including Adviser personnel) responsible for management of our business may be on a need-to-know basis only, and the Adviser may not be free to act upon any such information on our behalf. Therefore, we or the Adviser may not have access to material non-public information in the possession of Invesco or its affiliates which might be relevant to an investment decision to be made by the Adviser on our behalf, and the Adviser may initiate a transaction or purchase or sell an investment which, if such information had been known to it, may not have been undertaken. Due to these restrictions, the Adviser may not be able to initiate a transaction on our behalf that it otherwise might have initiated and may not be able to acquire, purchase or sell an investment that it otherwise might have purchased or sold, which could negatively affect our operations.
Possible future activities of the Adviser and its affiliates beyond the current range of services provided may give rise to further conflicts of interest
The Adviser and its affiliates may expand the range of services that they provide over time. Except as and to the extent expressly provided in the Advisory Agreement, the Adviser and its affiliates will not be restricted in the scope of its business or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. The Adviser, Invesco and their affiliates continue to develop relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who may hold or may have held investments similar to those intended to be made by us. These clients may themselves represent appropriate investment opportunities for us or may compete with us for investment opportunities.
Our management team may face conflicts in allocating time and resources between various projects
Our management team devotes such time as they deem necessary to conduct our business affairs in an appropriate manner. However, a core group devote such time as is reasonably necessary to our activities and also to the activities of numerous other investment vehicles of the Adviser and any successor funds thereto (and their respective investments) and their related entities (which may include separate accounts, dedicated managed accounts or investment funds formed for specific geographical areas or investments). Consequently, conflicts are expected to arise in the allocation of personnel, and we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. The Adviser and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.
Conflicts may arise in connection with Service Providers
Conflicts may arise in connection with our engagement of service providers. Certain service providers and/or their respective affiliates (including accountants, administrators, custodians, transfer agents, lenders, bankers, brokers, attorneys, consultants and investment or commercial banking firms) to us may also provide goods or services to, or have business, personal, political, financial or other relationships with, Invesco, the Adviser, and their affiliates or other clients of Invesco, the Adviser or their affiliates. To the extent such service providers’ services are provided to us, the cost thereof will be borne by us. Such service providers may be an Interested Party, investors in us or other clients of Invesco, the Adviser or its affiliates, sources of investment opportunities for Invesco, the Adviser, its affiliates, us, or the other clients of Invesco, the Adviser or its affiliates or may otherwise be co-investors with or counterparties to transactions involving the foregoing. These relationships may influence the Adviser in deciding whether to select or recommend any such advisor or service provider to perform services for us (the cost of which will be borne by us).
Dealer Manager. Our Dealer Manager is an affiliate.
Independent Valuation Advisers. The Adviser has selected a third party valuation firm to serve as the independent valuation firm in connection with our Credit Assets and Facilities, and our Adviser has selected an independent valuation advisor for the collateral underlying each Credit Asset in which we invest, who will provide an appraisal at the closing of each transaction, and subsequently provide yearly updates for appraisals of the underlying collateral.
Investment Management Firm. Bellwether Asset Management, an asset management platform based in Los Angeles, has been contracted by the Adviser to perform day-to-day asset management and Borrower communication, including, but not limited to, monthly reporting, calculating lender tests (such as debt service coverage ratios, debt yield, and LTV), and obtaining property-level updates on the business plan.
Loan Servicing Firm. Key Bank has been engaged by the Adviser to perform loan servicing (i.e., payment processing, records, balances, impound accounts, etc.) for us.
The Adviser may retain additional or other service providers on our behalf in the future.
There may be conflicts with respect to other affiliate transactions in connection with investments alongside Other Invesco Accounts
In connection with investments in which we participate alongside Other Invesco Accounts, we may from time to time share certain rights with such Other Invesco Accounts relating to such investments for legal, tax, regulatory or other similar reasons, including, in certain instances, certain control-related rights with respect to jointly held investments. When making any decisions related to such investments, there may be conflicting interests. There can be no assurance that the return on our investment will be equivalent to or better than the returns obtained by Invesco or its other affiliates. Further conflicts could arise once we and Invesco or its affiliates have made our respective investments. For example, if we enter into a joint venture with an Other Invesco Account, our interests and the interests of such Other Invesco Account may conflict, for example when one joint venture partner seeks to sell the property in the joint venture but the other joint venture partner does not. In such situations, the ability of the Adviser to recommend actions in our best interests might be impaired.
Risks Related to our REIT Status and Certain Other Tax Items
If we do not qualify to be taxed as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability
We have operated and expect to continue to operate so as to qualify to be taxed as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:
•we would be taxed as a regular domestic corporation, which under current laws would result in, among other things, means being unable to deduct dividends paid to stockholders in computing taxable income and being subject to federal and applicable state and local income tax on our taxable income at regular corporate income tax rates;
•any resulting tax liability could be substantial and could have a material adverse effect on our book value;
•unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and therefore, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and
•we generally would not be eligible to re-elect to be taxed as a REIT for the subsequent four full taxable years.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. The 2017 tax reform legislation commonly referred to as the Tax Cuts and Jobs Act has resulted in fundamental changes to the Code, with many of the changes applicable to individuals applying only through December 31, 2025. Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act made technical corrections to, or modified on a temporary basis, certain of the provisions of the Tax Cuts and Jobs Act.
Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate assets and/or mortgage loans to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.
There can be no assurance that future tax law changes will not increase income tax rates, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance or a stockholder’s investment in us. You are urged to consult with your tax advisor with respect to the impact of these legislative changes on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions
To qualify as a REIT, we generally must distribute annually to our stockholders dividends equal to a minimum of 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income, including undistributed net capital gain, each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan generally will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales. These options could increase our costs or reduce our equity.
Compliance with REIT requirements may cause us to forgo otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return
To qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our stockholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.
Compliance with REIT requirements may force us to liquidate or restructure otherwise attractive investments
To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets, government securities and securities of our taxable REIT subsidiaries) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of more than any one issuer (other than securities that qualify for the straight-debt safe harbor) unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and securities of our taxable REIT subsidiaries) can consist of the securities of any one issuer, no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries, and no more than 25% of the value of our assets may consist of “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
Our charter does not permit any person or group to own more than 9.9% of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.9% limits would not be effective without an exemption from these limits by our board of directors
For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year other than the first taxable year in which we are taxed as a REIT. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, our charter prohibits beneficial or constructive ownership by any person or group of more than a certain percentage, which is expected to be 9.9%, by value or by number of shares, whichever is more restrictive, of the outstanding shares of our common stock or of our capital stock of all classes or series, which we refer to as the “Ownership Limits.” The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock or capital stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.9% of our outstanding common stock or our capital stock by a person could cause another person to be treated as owning in excess of 9.9% of our outstanding common stock or our capital stock, respectively, and thus violate the Ownership Limits. There can be no assurance that our board of directors, as permitted in the charter, will not decrease these Ownership Limits in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the Ownership Limits without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of our charter to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.
The Ownership Limits may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). Any exemptions to the Ownership Limits granted in the future may limit our board of directors’ power to increase the Ownership Limits or grant further exemptions.
Non-U.S. stockholders may be required to file U.S. federal income tax returns and pay U.S. federal income tax upon their receipt of certain distributions from us or upon their disposition of shares of our common stock
In addition to any potential withholding tax on ordinary dividends, a non-U.S. stockholder, other than a “qualified shareholder” or a “qualified foreign pension fund,” as each is defined in Section 897 of the Code, that disposes of a “United States real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. FIRPTA gains must be reported on U.S. federal income tax returns and are subject to tax at regular U.S. federal income tax rates. Such tax does not apply, however, to gain on the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. stockholder on certain dispositions of shares of our common stock would be subject to tax under FIRPTA, unless (1) our shares of common stock were regularly traded on an established securities market and (2) the non-U.S. stockholder did not, at any time during a specified testing period, hold more than 10% of our common stock. We do not expect our shares to be regularly traded on an established securities market. Furthermore, even if we are domestically controlled, distributions by us that are attributable to gains from dispositions of USRPIs will be subject to tax under FIRPTA and special withholding rules unless the conditions in clauses (1) and (2) of the immediately preceding sentence are satisfied, subject to certain exceptions. Proposed Treasury Regulations issued on December 29, 2022 (the “Proposed Regulations”) would modify the existing Treasury Regulations relating to the determination of whether we are a domestically controlled REIT by providing a look through rule for our stockholders that are non-publicly traded partnerships, REITs, regulated investment companies or domestic “C” corporations owned 25% or more directly or indirectly by foreign persons (“foreign owned domestic corporations”) and by treating “qualified foreign pension funds” as foreign persons for this purpose. Although the Proposed Regulations are intended to be effective after they are finalized, the preamble to the regulations state that the IRS may challenge contrary positions that are taken before the Proposed Regulations are finalized. Moreover, the Proposed Regulations would apply to determine whether a REIT was domestically controlled for the entire five-year testing period prior to any disposition of our common stock, rather than applying only to the portion of the testing period beginning after the Proposed Regulations are finalized. The Proposed Regulations relating to foreign owned domestic corporations is inconsistent with prior tax guidance. We cannot predict if or when or in what form the Proposed Regulations will be finalized or what our composition of investors that are treated as domestic under these final regulations will be at the time of enactment. Please consult your tax advisor.
Investments outside the United States may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements
Non-U.S. investments may subject us to various non-U.S. tax liabilities, including withholding taxes. In addition, operating in functional currencies other than the U.S. dollar and in environments in which real estate transactions are typically structured differently than they are in the United States or are subject to different legal rules may present complications to our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements. Even if we maintain our status as a REIT, entities through which we hold investments in assets located outside the United States may be subject to income taxation by jurisdictions in which such assets are located or in which our subsidiaries that hold interests in such assets are located. Any such taxes could adversely affect our business, results of operations, cash flows or financial condition, and our cash available for distribution to our stockholders will be reduced by any such foreign income taxes.
We may incur tax liabilities that would reduce our cash available for distribution to you
Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties or assets that are “dealer” properties or assets sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. If we were to fail either gross income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the gross income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, we could elect to cause our stockholders to be treated as if they earned that income and paid the tax we paid. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our domestic taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.
Restrictions on the deduction of all of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding the incurrence of income or excise taxes
Under Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, and any deductions for “qualified business income.” A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests and in the best interests of our stockholders. In this event, we would become subject to U.S. federal income tax on our taxable income, and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.

You may have current tax liability on distributions you elect to reinvest in our common stock
If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless you are a tax-exempt entity, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends.
We may choose to pay dividends in a combination of cash and shares of our common stock, in which case stockholders may be required to pay income taxes in excess of the cash dividends they receive
We may choose to pay dividends in a combination of cash and shares of our common stock. Under IRS Revenue Procedures 2017-45, as a publicly offered REIT, we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in our common stock. As long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits). As a result, U.S. stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends they receive. In the case of non-U.S. stockholders, we generally will be required to withhold tax with respect to the entire dividend, which withholding tax may exceed the amount of cash such non-U.S. stockholder would otherwise receive.
Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates
Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20% (excluding the 3.8% Medicare tax). Dividends payable by REITs, however, are not eligible for the reduced rate except to the extent designated as capital gain dividends or qualified dividend income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, for taxable years through the taxable year ending December 31, 2025, non-corporate U.S. taxpayers may be entitled to claim a deduction in determining their taxable income of up to 20% of “qualified REIT dividends” (dividends not designated as capital gain dividends or qualified dividend income), subject to certain limitations. You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT
We may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and gross income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
Our taxable REIT subsidiaries are subject to special rules that may result in increased taxes
We may conduct certain activities or invest in assets through one or more taxable REIT subsidiaries. A taxable REIT subsidiary is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. Other than some activities relating to hotel and health care properties, a taxable REIT subsidiary may generally engage in any business, including the provision of services to tenants of its parent REIT. A taxable REIT subsidiary is subject to U.S. federal income tax as a regular C corporation, including any applicable corporate alternative minimum tax.
No more than 20% of the value of our total assets may consist of stock or securities of one or more taxable REIT subsidiaries. This requirement limits the extent to which we can conduct our activities through taxable REIT subsidiaries. The values of some of our assets, including assets that we hold through taxable REIT subsidiaries, may not be subject to precise determination, and values are subject to change in the future. Furthermore, if a REIT lends money to a taxable REIT subsidiary, the taxable REIT subsidiary may be unable to deduct all or a portion of the interest paid to the REIT, which could increase the tax liability of the taxable REIT subsidiary. In addition, as a REIT, we must pay a 100% penalty tax on certain payments that we receive if the economic arrangements between us and any of our taxable REIT subsidiaries are not comparable to similar arrangements between unrelated parties. We intend to structure transactions with any taxable REIT subsidiary on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above; however, the IRS may successfully assert that the economic arrangements of any of our inter-company transactions are not comparable to similar arrangements between unrelated parties.
If the Operating Partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT
If the IRS were to successfully challenge the status of the Operating Partnership as a partnership or disregarded entity for U.S. federal income tax purposes, it would be taxable as a corporation. In the event that this occurs, it would reduce the amount of distributions that the Operating Partnership could make to us. This would also result in our failing to qualify as a REIT and becoming subject to a corporate-level tax on our income, which would substantially reduce our cash available to pay distributions and the yield on your investment.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities
The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from hedging transactions will be excluded from gross income for purposes of the 75% and 95% REIT gross income tests if: (1) the instrument (A) hedges interest rate risk or foreign currency exposure on liabilities used to carry or acquire real estate assets, (B) hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests or (C) hedges a position entered into pursuant to clause (A) or (B) after the extinguishment of such liability or disposition of the asset producing such income; and (2) such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiary would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our taxable REIT subsidiary will generally not provide any tax benefit, except for being carried forward against future taxable income in the taxable REIT subsidiary.
The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations
Securitizations could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. Because we hold substantially all of our assets through the Operating Partnership, the foregoing rules would not apply if the Operating Partnership was treated as a partnership for U.S. federal income tax purposes and was, or owned an equity interest in, a taxable mortgage pool, and any such taxable mortgage pool would be treated as a corporation for U.S. federal income tax purposes and could prevent us from qualifying as a REIT. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions. Similarly, if we acquire REMIC residual interests (or equity interests in taxable mortgage pools in a manner consistent with our REIT qualification) and generate “excess inclusion income,” a portion of our dividends received by a tax-exempt stockholder will be treated as unrelated business taxable income. The excess inclusion income would also be subject to adverse U.S. federal income tax rules in the case of U.S. taxable stockholders and non-U.S. stockholders.
Liquidation of our assets to repay obligations to our lenders may jeopardize our REIT qualification
To qualify as a REIT, we must comply with requirements regarding our assets and sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualifications as a REIT.
Purchases of mortgages at a discount may affect our ability to satisfy the REIT asset and gross income tests
Whether our loan holdings are treated as real estate assets and interest income thereon is treated as qualifying income for purposes of the 75% gross income test depends on whether the loans are adequately secured by real property. If a mortgage loan is secured by both real property and personal property, the value of the personal property exceeds 15% of the value of all property securing such loan, and the value of the real property at the time the REIT commits to make or acquire the loan is less than the highest principal amount (i.e., the face amount) of the loan during the year, interest earned on the loan will be treated as qualifying income only in proportion to the ratio of the value of the real property at the time the REIT commits to make or acquires the loan to the highest principal amount of the loan during the year.
Our qualification as a REIT could be jeopardized as a result of our interests in joint ventures or investment funds
We may own or acquire interests in partnerships or limited liability companies that are joint ventures or investment funds. We may not have timely access to information from such partnerships and limited liability companies related to monitoring and managing our REIT qualification. If a partnership or limited liability company in which we own an interest but do not control takes or expects to take actions that could jeopardize our REIT qualification or require us to pay tax, we may be forced to dispose of our interest in such entity. It is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them
We may acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.
Some of the debt instruments that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such debt instruments will be made. If such debt instruments turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable.
In addition, we may acquire debt instruments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding instrument are “significant modifications” under the applicable Treasury Regulations, the modified instrument will be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified instrument exceeds our adjusted tax basis in the unmodified instrument, even if the value of the instrument or the payment expectations have not changed. Following such a taxable modification, we would hold the modified loan with a cost basis equal to its principal amount for federal tax purposes.
Finally, if any debt instruments acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to debt instruments at its stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would, in general, ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.
The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to remain qualified as a REIT
We enter into certain financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto, and we treat them as such for U.S. federal income tax purposes. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to remain qualified as a REIT.

The tax on prohibited transactions will limit our ability to engage in certain transactions, including certain methods of securitizing mortgage loans, which would be treated as sales for federal income tax purposes
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level and may limit the structures we utilize for our securitization transactions, even though the sales or such structures might otherwise be beneficial to us.
Risks Related to being a Public Company
We are an “emerging growth company,” and as such, we have reduced reporting requirements as compared to other public companies, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosures regarding the executive compensation of our executive officers.
We are an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Unlike other public companies, for so long as we are an emerging growth company, we will not be required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold shareholder advisory votes on executive compensation.
Once we are no longer an emerging growth company, so long as our common shares are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not have any executive compensation, making the exemptions listed in (5) and (6) above generally inapplicable.
We cannot predict if investors will find our common shares less attractive because we choose to rely on any of the exemptions discussed above.
As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to opt out of this transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of these standards is required for non-emerging growth companies. This election is irrevocable.
We will incur increased costs as a result of being a public company in the US and our management must devote substantial time to public company compliance programs
As a public company in the United States, we expect to incur significant legal, insurance, accounting and other expenses that we did not incur as a private company. Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and the Consumer Protection Act and other applicable securities rules and regulations impose various requirements on US public companies. We need to ensure our financial and management control systems are able to meet the requirements of a public company. Areas such as financial planning and analysis, tax, corporate governance, accounting policies and procedures, internal controls, internal audit, disclosure controls and procedures and financial reporting and accounting systems need to be compliant with reporting obligations. Our management and administrative staff may devote a substantial amount of time to compliance with these requirements. We may need to enlist additional qualified personnel to address these issues. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention away from product development and other commercial activities. If for any reason our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C.    CYBERSECURITY

Cyber threats are considered one of the most significant risks facing financial institutions. Since our company is externally managed, we rely upon the operational and investment risk oversight functions of our Adviser and its affiliates. To mitigate risk from cyber threats, our Adviser has a designated Global Chief Security Officer (“GCSO”) who leads the global security department that is responsible for identifying, assessing, and managing cybersecurity threats. The GCSO has experience in the public and private sectors, specializing in security, investigations, and incident response. The global security department oversees the following groups across Invesco: Information Security, Global Privacy, Business Continuity & Crisis Management, Resilience, and Corporate Security. This converged security structure supports a more comprehensive, holistic approach to keeping our and Invesco clients, employees, and critical assets safe, upholding privacy rights, while enabling a secure and resilient business.

Our Adviser’s information security program is led by its Chief Information Security Officer (“CISO”) who reports directly to the GCSO and has extensive experience in specializing in information security and risk management. Our Adviser’s information security program is designed to oversee all aspects of information security risk and seeks to ensure the confidentiality, integrity, and availability of information assets, including the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect its and our information assets.

Our Adviser’s cybersecurity program includes the following:

•Proactive assessments of technical infrastructure and security resilience are performed on a regular basis which include penetration testing, offensive testing and maturity assessments.
•Conducting due diligence on third-party service providers regarding cybersecurity risks prior to on-boarding, periodic assessment of cybersecurity risks for third-party service providers and continuous monitoring for new third-party cybersecurity incidents.
•An incident response program that includes periodic testing and is designed to restore business operations as quickly and as orderly as possible in the event of a cybersecurity incident at Invesco or third-party incident.
•Mandatory annual employee security awareness training, which focuses on cyber threats and security in general.
•Regular cyber phishing tests throughout the year to measure and raise employee awareness against cyber phishing threats.

Important to these programs is our Adviser’s investment in threat-intelligence, its active engagement in industry and government security-related forums, and its utilization of external experts to challenge its program maturity, assess its controls and routinely test its capabilities.

Our Board of Directors oversees cybersecurity risk and receives updates, at a minimum, twice a year from the CISO or designee regarding cybersecurity, which updates include a review of our Adviser’s global security program and cybersecurity, including risks and protections for us and our Adviser. The Global Operational Risk Management Committee, one of our Adviser’s risk management committees, provides executive-level oversight and monitoring of the end-to-end programs dedicated to managing information security and cyber related risk. In addition, the CISO provides quarterly updates to our company’s enterprise risk management committee, which in turn provides quarterly updates to our Board of Directors, and members of our management team are included in our Adviser’s incident response process in the event a cyber security incident occurs that could materially impact us.

As of December 31, 2023, we have not experienced any cyber incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.

ITEM 2.    PROPERTIES
Our principal executive office is located at 2001 Ross Avenue, Suite 3400, Dallas TX, 75201. As part of our advisory agreement, our Adviser is responsible for providing office space and office services required in rendering services to us.
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, we were not involved in any such legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Offering of Common Stock
We are engaging in the Continuous Offering under exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. The Continuous Offering is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) thereof because it is not part of any public offering and does not involve any general solicitation or general advertising.
An institutional investor committed to purchase $200 million in shares of our Class F common stock.
The Class S shares, Class S-1 shares, Class D shares, Class I shares, and Class E shares sold in our Continuous Offering and Class F shares are not listed for trading on a stock exchange or other securities market, and there is no established public trading market for our common stock.
As of March 22, 2024, we had 723 common stockholders of record and the following number of common stockholders of record for each share class:

Share Class	Number of Holders of Record
Class S	112
Class S-1	500
Class D	112
Class I	209
Class E	17
Class F	—
The Share classes have different upfront selling commissions, ongoing stockholder servicing fees, management fees and performance fees.
The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2023:

	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Class F Shares
Maximum Upfront Selling Commissions (% of Transaction Price)	up to 3.5%	up to 3.5%	up to 1.5%	—	—	—
Stockholder Servicing Fee (% of NAV)	0.85%	0.85%	0.25%	—	—	—
The transaction price for our shares is derived from a defined net asset value (“NAV”) per share and generally equals our prior month’s NAV per share. We calculate NAV in accordance with the valuation guidelines approved by our Board. The purchase price per share for each class of our common stock equals the transaction price plus applicable selling commissions and dealer manager fees.

The following table summarizes the monthly NAV per share for each of our classes of common stock for the year ended December 31, 2023.

	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Class F Shares
August 31, 2023	$25.11	$—	$25.11	$25.11	$25.12	$—
September 30, 2023	$25.02	$—	$25.02	$25.02	$25.02	$—
October 31, 2023	$25.09	$25.17	$25.09	$25.10	$25.10	$—
November 30, 2023	$25.23	$25.20	$25.23	$25.22	$25.23	$—
December 31, 2023	$25.05	$25.01	$25.05	$25.03	$25.05	$—
Net Asset Value (“NAV”)
We calculate our NAV for each class of shares based on the net asset values of our investments (including but not limited to commercial real estate loans and debt securities), the addition of any other assets (such as cash, restricted cash, receivables, and other assets obtained in the ordinary course of business), and the deduction of any liabilities (including but not limited to financing facilities, Company-level credit facilities, securitized loans, payables, and other liabilities incurred in the ordinary course of business). NAV is not a measure used under generally accepted accounting principles in the United States (“U.S. GAAP”) and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV differs from U.S. GAAP. NAV is not equivalent to stockholders’ equity or any other U.S. GAAP measure.
To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the U.S. GAAP principles set forth in Financial Accounting Standards Board Codification Topic 820, Fair Value Measurements and Disclosures. Our NAV per share for each class of shares is calculated monthly by an affiliate of FTI Consulting, Inc. (“FTI”), a third-party firm that provides us with certain administrative and accounting services and such calculation is reviewed and confirmed by the Adviser. For purposes of calculating NAV, we use the following valuation methods:
•Newly originated or acquired commercial real estate loans are initially be valued at par in the month that they are closed, which is expected to represent fair value at that time, and revalued by an independent valuation advisor monthly thereafter. Valuations of commercial real estate loans reflect changes in interest rates, spreads, loan tests and metrics, risk ratings, and anticipated liquidation timing and proceeds, among others. The fair value is determined by discounting the future contractual cash flows to the present value using a current market interest rate or spread. The market rate is determined through consideration of the interest rates for debt of comparable quality and maturity, and the value of the underlying real estate investment.
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
•The Company values its derivative assets and liabilities at fair value as determined by an independent pricing service. The Company generally obtains one price per instrument from its primary pricing service. If the primary pricing service cannot provide a price, the Company will seek a value from other pricing services. The pricing service values bilateral interest rate swaps and interest rate caps under the income approach using valuation models. The significant inputs in these models are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts. The pricing service values currency forward contracts under the market approach through the use of quoted market prices available in an active market.
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
•The fair value of any collateralized financing assets and securitized liabilities will generally be measured using the more observable of the fair value of the securitized assets and liabilities using our valuation guidelines.
•Liquid non-real estate-related assets will be valued monthly by the Adviser based on market quotations or at fair value determined in accordance with U.S. GAAP.
•New financing facilities and company-level credit facilities will initially be valued at par in the month that they are closed, which is expected to represent fair value at that time. Thereafter, an independent valuation adviser will prepare monthly valuations of the facilities that will be used in calculating NAV. Any changes to the fair value of facilities are expected to reflect changes including, but not limited to, interest rates, spreads, and key loan metrics and tests utilizing the collateral value and cash flows, including the estimated liquidation timing and proceeds.
The valuation of our commercial real estate loans, financing facilities, and company-level credit facilities is performed by independent valuation adviser, Chatham Financial Corp. (“Chatham”). The valuation of the underlying collateral for the Company’s commercial real estate loans is performed by independent valuation adviser, Capright Property Advisors, LLC (“Capright”). Chatham and Capright are each a third-party valuation firm that has been selected by the Adviser and approved by our Board, including a majority of our independent directors. Chatham and Capright are engaged in the business of rendering opinions regarding the value of real estate-related debt and commercial real properties and are not affiliated with us or the Adviser.
Each class of our common stock will have an undivided interest in our assets and liabilities, other than class-specific stockholder servicing fees, management fees and performance fees. In accordance with our valuation guidelines, FTI calculates our NAV per share for each class as of the last calendar day of each month, including the estimated fair value of (1) commercial real estate loans and debt securities owned by the Company and (2) any other assets and liabilities. Because stockholder servicing fees allocable to a specific class of shares are only included in the NAV calculation for that class, the NAV per share for our share classes may differ.
Our NAV for each class of shares is based on the net asset values of our investments (including debt securities), the addition of any other assets (such as cash), and the deduction of financing facilities and company-level credit facilities and any other liabilities (including accrued performance fees and the deduction of any stockholder servicing fees specifically applicable to such class of shares). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in the Company’s aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. The NAV calculation is available generally within 15 calendar days after the end of the applicable month. Changes in our monthly NAV includes, without limitation, accruals of our net portfolio income, interest expense, the management fees, any accrued performance fees, distributions, unrealized/realized gains and losses on financial instruments, any applicable organizational costs and offering expenses and any expense reimbursements. Changes in our monthly NAV also includes material non-recurring events, such as capital expenditures occurring during the month. On an ongoing basis, the Adviser will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available.
The Adviser advanced all of our organizational costs and offering expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through December 31, 2023. The Adviser has agreed to advance all of our organizational costs and offering expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through the earlier of (1) the date that our NAV reaches $1.0 billion and (2) March 31, 2024. Under the terms of our amended Advisory Agreement dated March 26, 2024, we will reimburse the Adviser for all of our organizational costs and offering expenses incurred through March 31, 2024 ratably over the 52 months commencing December 1, 2024. For purposes of calculating our NAV, the organizational costs and offering expenses paid by the Adviser on our behalf through March 31, 2024 are not recognized as expenses or as a component of equity and will not be reflected in our NAV until we reimburse the Adviser for these costs.
The Adviser advanced all of our operating expenses on our behalf through December 31, 2023. These costs include certain prepaid expenses that are classified as other assets in our U.S. GAAP consolidated financial statements that have also been excluded from our NAV. Under the terms of our amended Advisory Agreement dated March 26, 2024, we will reimburse the Adviser for all of our operating expenses incurred through March 31, 2024 ratably over 52 months commencing December 1, 2024. For purposes of calculating our NAV, operating expenses paid by the Adviser on our behalf through March 31, 2024 will not be reflected in our NAV until we reimburse the Adviser for such costs.

Following the aggregation of the net asset values of the Company’s investments, the addition of any other assets (such as cash) and the deduction of any other liabilities, FTI incorporates any class-specific adjustments to NAV, including additional issuances and repurchases of common stock and accruals of class-specific stockholder servicing fees. For each applicable class of shares, the stockholder servicing fee is calculated as a percentage of the aggregate NAV for such class of shares. For purposes of calculating our NAV, the amount of stockholder servicing fees payable to the Dealer Manager arising from the current month’s share purchases is recognized as a liability and reflected in our NAV. Liabilities allocable to a specific class of shares are only included in the NAV calculation for that class. We include the cost basis of these liabilities as part of NAV, which approximates fair value. The declaration of distributions reduces the NAV for each class of our common stock in an amount equal to the accrual of the Company’s liability to pay any such distribution to our stockholders of record of each class. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.
The following table reconciles U.S. GAAP stockholders’ equity per our consolidated balance sheets to our NAV:

$ in thousands	December 31, 2023
Stockholders' equity	$25,472
Adjustments:
Redeemable common stock - related party (1)	105,340
Organizational costs advanced by Adviser (2)	707
Offering costs advanced by Adviser (3)	1,215
Operating expenses advanced by Adviser (4)	6,647
Accrued stockholder servicing fees not currently payable (5)	1,315
Preferred stock liquidation preference	(228)
NAV	$140,468
(1)    We classify common stock held by an Invesco affiliate as redeemable common stock and include the value of these shares as a component of our NAV. We report our redeemable common stock on our consolidated balance sheets at redemption value. Redemption value is determined based on our net asset value (“NAV”) per share as of our balance sheet date.
(2) The Adviser advanced all of our organizational costs through December 31, 2023. We expense our organizational costs as incurred in our consolidated statements of operations. We will reimburse the Adviser for all of our organizational costs advanced through March 31, 2024 ratably over the 52 months commencing December 1, 2024. We will reimburse the Adviser for any organizational costs incurred subsequent to March 31, 2024 as incurred. For purposes of calculating our NAV, organizational costs paid by the Adviser through March 31, 2024 will not be recognized as an expense until we reimburse the Adviser for these costs.
(3)    The Adviser advanced all of our offering costs through December 31, 2023. We recorded $1,215,000 of our offering costs as a reduction of additional paid-in capital in 2023 and deferred $78,000 of offering costs as an other asset in our consolidated balance sheets as of December 31, 2023. Our deferred offering costs will be recorded as a reduction of additional paid-in capital when we issue Class F stock. We will reimburse the Adviser for all of our offering costs incurred through March 31, 2024 ratably over 52 months commencing December 1, 2024. For purposes of calculating our NAV, offering costs paid by the Adviser through March 31, 2024 will not be recognized as a reduction in NAV until we reimburse the Adviser for these costs.
(4)    The Adviser advanced all of our operating expenses, including debt issuance costs, through December 31, 2023. These costs include certain prepaid expenses that are classified as other assets in our U.S. GAAP consolidated financial statements that have also been excluded from our NAV. We will reimburse the Adviser for all of our advanced operating expenses incurred through March 31, 2024 ratably over 52 months commencing December 1, 2024. We will reimburse the Adviser for any operating expenses incurred subsequent to March 31, 2024 as incurred. For purposes of calculating our NAV, operating expenses paid by the Adviser on our behalf through March 31, 2024 will not be reflected in our NAV until we reimburse the Adviser for these costs. See footnote 3 to the reconciliation below of U.S. GAAP net income (loss) attributable to common stockholders to FFO, AFFO, and FAD for the components of operating expenses advanced by the Adviser.
(5) We have entered into an agreement with the Dealer Manager in connection with the Continuous Offering. Under the terms of our agreement, the Dealer Manager is entitled to receive upfront selling commissions and stockholder servicing fees for Class S, Class

S-1 and Class D shares sold in the Continuous Offering. As of December 31, 2023, we have accrued stockholder servicing fees totaling $1,334,000 of which $19,000 is currently payable to the Dealer Manager.
The following table details the major components of our NAV as of December 31, 2023:

$ in thousands, except share data	December 31, 2023
Commercial real estate loan investments, at fair value	$613,503
Cash and cash equivalents	1,975
Restricted cash	23,566
Interest receivable	2,448
Repurchase agreements, at fair value	(457,861)
Revolving credit facility, at fair value	(14,000)
Interest payable	(1,687)
Dividends and distributions payable	(3,138)
Accounts payable, accrued expenses and other liabilities	(23,978)
Due to affiliates(1)	(132)
Preferred stock liquidation preference	(228)
Net asset value	$140,468
Number of outstanding shares(2)	5,610,681
(1)    Excludes (i) amounts advanced by the Adviser of $707,000 for organizational costs, $1,293,000 for offering costs, $3,727,000 for debt issuance costs and $2,993,000 for general and administrative expenses and (ii) accrued stockholder servicing fees not currently payable to the Dealer Manager of $1,315,000.
(2)    Includes 4,209,925 shares of common stock held by an Invesco affiliate that are classified as redeemable common stock.
The following table provides a breakdown of our total NAV and NAV per share by class as of December 31, 2023:

$ in thousands, except per share data	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Total
Net asset value	$26,366	$26,365	$26,366	$34,623	$26,748	$140,468
Number of outstanding shares(1)	1,052,598	1,054,174	1,052,598	1,383,506	1,067,805	5,610,681
NAV Per Share	$25.05	$25.01	$25.05	$25.03	$25.05

(1)    Includes 1,052,487 Class S shares, 1,052,487 Class D shares, 1,052,487 Class I shares and 1,052,464 Class E shares held by an Invesco affiliate that are classified as redeemable common stock.
Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution
Funds from operations (“FFO”), adjusted funds from operations (“AFFO”) and funds available for distribution (“FAD”), as defined below, are not measures used under U.S. GAAP and certain adjustments made to our U.S. GAAP net income (loss) used in the determination of FFO, AFFO and FAD will differ from U.S. GAAP. FFO, AFFO, and FAD should not be considered to be more relevant or accurate than the U.S. GAAP methodology in calculating net income (loss) or in evaluating our operating performance. FFO, AFFO, and FAD should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other U.S. GAAP measurements. Further, FFO, AFFO, and FAD are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. In addition, our methodology for calculating AFFO and FAD may differ from methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported AFFO and FAD may not be comparable to the AFFO and FAD reported by other companies.
FFO is a standard REIT industry metric defined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss (computed in accordance with U.S. GAAP), excluding (i) gains or losses from sales of depreciable real property, (ii) impairment write-downs on depreciable real property, plus (iii) real estate-related depreciation and amortization and (iv) similar adjustments for non-controlling interests and unconsolidated entities.

AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) organizational costs advanced by the Adviser, (ii) preferred stock offering costs, and (iii) equity based compensation awards and amortization of unvested restricted stock awards. Organizational costs advanced by the Adviser are removed to arrive at FFO as these costs are reflective of the costs incurred to stand up our operations and are not considered ongoing operating costs. Offering costs related to preferred stock issuances, similarly, were organizational in nature and are not considered reflective of ongoing operational costs. We may add additional adjustments from FFO to arrive at AFFO as appropriate; for example, repayment of organizational costs to the Adviser will reduce AFFO in the periods such payments are made.
Our business objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends. We believe FAD is a meaningful non-GAAP measure that provides useful information for considering our operating results and certain other items relative to the amount of our distributions by removing the impact of certain non-cash items from our operating results. FAD is calculated as AFFO excluding (i) operating expenses advanced by the Adviser until the advanced expenses are reimbursed to the Adviser and (ii) stockholder servicing fees paid during the period. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with U.S. GAAP. Cash flows from operating activities in accordance with U.S. GAAP would generally include adjustments for working capital items and actual cash receipts from interest income recognized on commercial real estate loan investments, which are excluded for FAD. Furthermore, FAD is adjusted for stockholder servicing fees, which are not considered when determining cash flows from operating activities in accordance with U.S. GAAP.
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
The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to FFO, AFFO, and FAD for the following periods:

$ in thousands	Year Ended December 31, 2023
Net income (loss) attributable to common stockholders	$451
Funds from operations (FFO)	451
Adjustments:
Organizational costs advanced by Adviser(1)	707
Preferred stock offering costs(2)	(23)
Equity based compensation expense	58
Adjusted funds from operations (AFFO)	1,193
Adjustments:
Operating expenses advanced by Adviser(3)	6,647
Stockholder servicing fees paid to the Dealer Manager	(15)
Funds available for distribution (FAD)	$7,825
(1)    Represents organizational costs as reported on our consolidated statements of operations.
(2)    Preferred stock offering costs are recorded as a reduction of equity in our statements of changes in stockholders’ equity and reduce funds available for distribution to our common stockholders.

(3)    Operating expenses advanced by the Adviser consist of:

$ in thousands	Year Ended December 31, 2023
Debt issuance costs related to borrowings, at fair value	$3,727
General and administrative expenses	3,052
Less: equity based compensation expense	(58)
Less: expenses not advanced by the Adviser	(74)
Total operating expenses advanced by the Adviser	$6,647

The components of funds available for distribution for the year ended December 31, 2023 are:

$ in thousands	Year Ended December 31, 2023
Net interest income	$4,515
Other income (expense), net	3,432
Preferred stock offering costs(1)	(23)
Stockholder servicing fees paid to the Dealer Manager	(15)
Expenses not advanced by the Adviser	(74)
Subtotal	7,835
Dividends to preferred stockholders	(10)
Funds available for distribution	$7,825
(1)    Preferred stock offering costs are recorded as reduction of equity in our statements of changes in stockholders’ equity and reduce funds available for distribution to our common stockholders.

Distributions
We generally intend to distribute substantially all of our taxable income, which does not necessarily equal net income as calculated in accordance with U.S. GAAP, to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended (the “Code”). We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described in Item 1A “Risk Factors” of this Report. All distributions will be made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time.
We began declaring monthly distributions in August 2023 with a cumulative distribution from funds available for distribution up to that point. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.
The table below details the net distribution per share for each of our common share classes for the year ended December 31, 2023:

Declaration Date	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares
August 31, 2023	$3.6180	$—	$3.6180	$3.6180	$3.6180
September 30, 2023	0.2638	—	0.2638	0.2638	0.2638
October 31, 2023(1)	0.1600	0.1419	0.1600	0.1600	0.1600
November 30, 2023	0.1600	0.1424	0.1600	0.1600	0.1600
December 31, 2023(2)	0.1600	0.1418	0.1600	0.1600	0.1600
December 31, 2023(2)	0.4010	0.4010	0.4010	0.4010	0.4010
Total	$4.7628	$0.8271	$4.7628	$4.7628	$4.7628
(1) We commenced sales in the Continuous Offering on October 1, 2023.
(2) On December 31, 2023, we declared a monthly distribution of $0.1600 per share and a special distribution of $0.4010 per share for each share class.

The following table summarizes our distributions declared during the year ended December 31, 2023. We did not make any distributions prior to August 2023.

	Year Ended December 31, 2023
$ in thousands	Amount	Percentage
Distributions
Payable in cash	$7,352	95%
Reinvested in shares	395	5%
Total distributions	$7,747	100%
Sources of Distributions
Cash flows from operating activities(1)	$7,747	100%
Offering proceeds	—	—
Financing proceeds	—	—
Total sources of distribution	$7,747	100%

Net cash provided by operating activities	$9,039
(1) As of December 31, 2023, our inception to date cash flows from operating activities funded 100% of our distributions.
Unregistered Sales of Equity Securities
On November 14, 2023, we issued 594 Class S-1 shares at a price per share of $25.0226 for a total value of $15,000, and 79 Class I shares at a price per share of $25.0226 for a total value of $2,000 under our distribution reinvestment plan.
On December 12, 2023, we issued 1,325 Class S-1 shares at a price per share of $25.1696 for a total value of $33,000, and 502 Class I shares at a price per share of $25.0952 for a total value of $13,000 under our distribution reinvestment plan.
The transactions described above were exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) thereof.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2023, we did not repurchase any shares of our common stock under our share repurchase plan or otherwise.
Equity Compensation Plans
We will provide the equity compensation plan information required in Item 201(d) of Regulation S-K in our definitive Proxy Statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report and incorporate into this Item 5 by reference.

ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Part IV, Item 15 of this Report.
Executive Overview
Introduction
We are a Maryland corporation formed in October 2022. Our primary investment strategy is to originate, acquire, and manage a diversified portfolio of loans and debt-like preferred equity interests secured by, or unsecured but related to, commercial real estate. To a lesser extent, we may purchase non-distressed public or private debt securities and invest in private operating companies in the business of or related to commercial real estate credit through debt or equity investment. We commenced investing in commercial real estate loans in May 2023. Prior to investing, we were primarily engaged in organizational activities.
We are externally managed by our Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco, an independent global investment management firm. Our Adviser utilizes the personnel and global resources of Invesco Real Estate to provide investment management services to us. We intend to qualify to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2023. We operate our business in a manner that permits our exclusion from the definition of an “Investment Company” under the Investment Company Act.
We are engaging in the Continuous Offering pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws.
Factors Impacting Our Operating Results
Our operating results can be affected by a number of factors and depend on loan origination activity, interest earned on the commercial loan investments held in the portfolio, interest paid on the borrowing facilities of the portfolio and changes in the fair market value of our commercial real estate loan investments and our borrowings. Our net interest income varies primarily as a result of the number of loan originations in the period, the timing of entering into new borrowing arrangements and changes in benchmark interest rates and market spreads. Market spreads vary according to the type of investment or borrowing, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.
We have elected the fair value option for our commercial real estate loan investments and our borrowing facilities. The fair market value of our commercial real estate loans can be impacted by changes in credit spread premiums (yield advantage over a benchmark rate) and the supply of, and demand for, assets in which we invest.
Market Conditions
As of December 31, 2023, the Company originated ten commercial loans since it began investing in May 2023, benefiting from a lending market experiencing decreased competition as the number of active lenders during 2023 was approximately 29% less than 2022 and banks continued to tighten credit standards. The Federal Reserve’s continued restrictive monetary policy impacted commercial real estate valuations across all asset types, while elevated interest rates benefited the interest income received from our commercial real estate loan investments, which were partially offset by higher debt service payments on our borrowing facilities. Other market conditions, including continued inflationary pressure and geopolitical conflict influenced volatility in terms of originations, lending and valuations in the commercial real estate sector.
Outlook
While interest rate uncertainty continues to be a factor, we believe today’s market environment presents an attractive entry point for private loans secured by commercial real estate caused by an anticipated lengthier higher interest rate environment, elevated refinancing opportunities, access to better quality loans because of reduced competition, and loan valuations that are significantly lower than 24 months ago, providing more protection in the capital stack.
While market origination activity has declined 44% year-over-year largely related to a sharp reduction in transaction activity (62%) followed by a significant decline of refinancing activity (34%), there are $2.0 trillion of commercial real estate loan maturities projected over the next three years, representing record highs, implying that there is significant ongoing demand for commercial real estate loans. Furthermore, we expect transaction activity to increase next year as the bid/ask spread between buyers and sellers has begun to narrow coupled with expirations of short-term loan extensions.
CMBS loan activity is at a 10-year low, and banks have sharply reduced their lending activity due to increased regulation and tighter credit standards. This allows us to access higher quality loans that have desirable credit metrics to sponsors/borrowers with strong balance sheets and long track records secured by favored asset classes located in liquid markets that would have otherwise been financed using CMBS or bank debt.
In addition, the profile of assets on which we anticipate making loans have already taken significant write-downs in the values of the underlying properties. As a result, the loan valuations are significantly lower than 24 months ago, allowing more security in the capital stack. We do expect that elevated interest rates will contribute to additional declines in commercial real estate valuations.

If interest rate volatility continues due to the uncertain conclusion of the Federal Open Market Committee’s tightening policy, however, it can negatively impact lending transaction demand in the short-term as borrowers anticipate a reduction in borrowing rates later in 2024. In recent weeks, the market has begun to experience tighter lending conditions, which can also impact origination activity if that trend continues. Further, given the current attractive entry point for private lending secured by commercial real estate, there may be new entrants to the lending market which could increase the number of our competitors.
Financial Condition
Investment Activities
We commenced investing in commercial real estate loans in May 2023. As of December 31, 2023, we originated ten commercial real estate loans totaling $613.5 million. We elected the fair value option for our commercial real estate loan investments and, accordingly, we recognize any origination costs or fees associated with the loans in the period of origination. Our loan investments earn interest at term SOFR plus a spread and had a weighted average interest rate of 8.53% as of December 31, 2023. In the year ended December 31, 2023, we earned $17.7 million of interest income on these loans.
The following charts illustrate the diversification and composition of our loan portfolio based on fair value as of December 31, 2023:
The following table details our loan activity:

$ in thousands	Three Months Ended December 31, 2023	Year Ended December 31, 2023
Loan originations	$229,493	$607,178
Loan fundings	5,040	6,325
Loan repayments and sales	—	—
Total net fundings	$234,533	$613,503
The following table details overall statistics for our loan portfolio as of December 31, 2023:

$ in thousands	Balance Sheet Portfolio
Number of investments	10
Principal balance	$613,503
Fair value	$613,503
Unfunded loan commitments(1)	$57,903
Weighted-average interest rate(2)	8.53%
Weighted-average maximum maturity (years)(3)	4.7
Origination loan to value (LTV)(4)	65%
(1) Unfunded commitments will primarily be funded to finance construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These future commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2) Represents weighted average interest rate as of period end. Loans earn interest at the one-month Term SOFR plus a spread.

(3)    Maximum maturity assumes all extension options are exercised by the borrower, however, our loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.
(4)    Based on the independent property appraisals at the time of origination.
As of December 31, 2023, we had the following investments in commercial loans:

$ in thousands
Metropolitan Statistical Area	Property Type	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Current Maturity	Maximum Maturity(3)
Phoenix	Industrial	5/17/2023	8.71%	$136,000	$121,269	$121,269	6/9/2025	6/9/2028
San Jose(4)	Multifamily	5/31/2023	8.52%	41,700	41,700	41,700	6/9/2026	6/9/2028
New York(5)	Multifamily	7/26/2023	8.47%	73,600	73,600	73,600	8/9/2026	8/9/2028
Los Angeles	Multifamily	8/4/2023	8.47%	85,180	80,383	80,383	8/9/2025	8/9/2028
Miami	Industrial	8/25/2023	8.72%	42,676	35,130	35,130	9/9/2025	9/9/2028
Richmond	Industrial	9/25/2023	8.71%	38,300	31,560	31,560	10/9/2025	10/9/2028
Atlanta	Industrial	11/6/2023	8.71%	92,950	78,784	78,784	11/9/2025	11/9/2028
Dallas	Multifamily	12/7/2023	8.17%	70,000	60,077	60,077	12/9/2026	12/9/2028
Seattle	Multifamily	12/12/2023	8.32%	68,500	68,500	68,500	12/9/2026	12/9/2028
New York(6)	Multifamily	12/21/2023	8.36%	22,500	22,500	22,500	12/9/2026	12/9/2028
			8.53%	$671,406	$613,503	$613,503
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
(6)The total whole loan is $22.5 million, including (i) a senior mortgage loan of $18.0 million and (ii) a mezzanine note of $4.5 million.

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
Our loan portfolio had a weighted-average loan risk rating of 2.71 as of December 31, 2023.
Financing and Other Liabilities
We utilize a revolving line of credit as a short-term cash management tool to pay fees and expenses, finance investment activity and bridge portfolio-level financing arrangements.
In December 2023, we entered into a revolving credit facility with Goldman Sachs Bank that is secured by uncalled capital subscriptions from an affiliate of Invesco (the “Invesco Subscription Agreement”) and the Company’s sole Class F subscriber. Our revolving line of credit bears interest at a one-month term SOFR plus a spread and had a weighted average borrowing rate of 8.26% as of December 31, 2023. Prior to entering into our current revolving credit facility, we had a revolving credit facility with Bank of America that was secured by the Invesco Subscription Agreement. Our revolving line of credit with Bank of America expired in October 2023 and was repaid in full.

We finance the majority of our commercial real estate loan portfolio through repurchase agreements. We have three repurchase agreement facilities that bear interest at one-month term SOFR plus a spread. These facilities had a weighted average borrowing rate of 7.63% as of December 31, 2023.
The below table summarizes our repurchase agreement and revolving line of credit borrowings as of December 31, 2023. We did not have any repurchase agreement or revolving credit facility borrowings as of December 31, 2022.

$ in thousands	Weighted Average Interest rate(1)	Maturity Date	Maximum Facility Size	Amount Outstanding	Available Balance
Repurchase Agreements:
Morgan Stanley Bank N.A.(2)	7.86%	5/25/2025	$250,000	$174,209	$75,791
Citibank N.A.(3)	7.63%	6/1/2025 (original); 6/1/2027 (fully extended)	200,000	61,464	138,536
Bank of Montreal(4)	7.44%	7/18/2025 (original); 7/14/2028 (fully extended)	234,144	222,188	11,956
Total Repurchase Agreements	7.63%		684,144	457,861	226,283
Revolving Credit Facility(5)	8.26%		100,000	14,000	86,000
Total	7.64%		$784,144	$471,861	$312,283
(1) Represents weighted average interest rate as of period end. Borrowings under our repurchase agreements and revolving credit facility carry interest at one-month term SOFR plus a spread.
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
(5)    The final maturity date of the Revolving Credit Facility is aligned with the Company’s ability to call remaining outstanding capital under certain subscription agreements.

Each of our repurchase agreements contains customary terms, conditions, including but not limited to, negative covenants relating to restrictions on our operations with respect to our status as a REIT, and financial covenants, such as a minimum interest coverage ratio covenant, minimum tangible net worth covenant, cash liquidity covenant and maximum leverage ratio covenant.
With respect to our revolving credit facility, we are required to comply with customary loan covenants and event of default provisions that include, but are not limited to, negative covenants relating to restrictions on operations with respect to our status as a REIT, and financial covenants. Such financial covenants include a minimum aggregate net capital contributions to net costs of investments ratio covenant and a maximum leverage ratio covenant.
As of December 31, 2023, we were in compliance with the covenants of our financing facilities.

Results of Operations
For the year ended December 31, 2023, our results of operations consisted of:

$ in thousands except per share amount	Year Ended December 31, 2023	For the Period from October 27, 2022 (date of incorporation) through December 31, 2022
Net Interest Income
Commercial real estate loan interest income	$17,688	$—
Other interest income	298	—
Interest expense	(13,471)	—
Net interest income	4,515	—

Other Income (Expense)
Commitment fee income, net of related party expense of $3,212 and $0, respectively	3,212	—
Other income	220	—
Total other income (expense), net	3,432	—

Expenses
Debt issuance costs related to borrowings, at fair value	3,727	—
Organizational costs	707	—
General and administrative	3,052	—
Total expenses	7,486	—

Net income (loss)	$461	$—
Dividends to preferred stockholders	(10)	—
Net income (loss) attributable to common stockholders	$451	$—

Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$0.29	$—
Diluted	$0.29	$—
Weighted average number of shares of common stock
Basic	1,576,538	—
Diluted	1,576,588	—

Net Income (Loss) attributable to Common Stockholders

For the year ended December 31, 2023, our net income attributable to common stockholders was $451,000, or $0.29 basic and diluted net income per weighted-average share available to common stockholders. We reported net income for the year ended December 31, 2023 primarily because we earned $4.5 million of net interest income, $220,000 of other income and $3.2 million of commitment fee income, net of related party expenses, on $613.5 million of commercial real estate loan originations before expenses of $7.5 million.

For the period October 27, 2022 (date of incorporation) through December 31, 2022, we reported a net loss of $116. Our net loss consisted of $76 of related party interest expense and $40 of bank fees. We did not issue any equity in 2022, and accordingly, did not report basic or diluted earnings per share.

Net Interest Income

Interest Income and Average Earning Asset Yield

The table below presents information related our average earning assets and earning asset yields for the year ended December 31, 2023.

$ in thousands	Year Ended December 31, 2023
Average earning assets(1)	$340,752
Average earning assets yield(2)	7.79%
(1)    Average earning assets for the year ended December 31, 2023 are based on the weighted month-end balances commencing in May 2023.
(2)    Average earning assets yield is calculated by dividing interest income by average earning assets. All yields are annualized.

Interest Expense and Cost of Funds

The table below presents information related our borrowings and cost of funds for the year ended December 31, 2023.

$ in thousands	Year Ended December 31, 2023
Average borrowings(1)	$289,709
Maximum borrowings(2)	$471,861
Average cost of funds(3)	6.97%
(1)    Average borrowings for the year ended December 31, 2023 are based on the weighted month-end balances commencing in May 2023.
(2)    Amount represents the maximum borrowings at month-end during the year ended December 31. 2023.
(3)    Average cost of funds is calculated by dividing annualized interest expense by average borrowings.

Our interest expense for the year ended December 31, 2023 is summarized below.

$ in thousands	Year Ended December 31, 2023
Repurchase agreement interest expense	$11,819
Revolving credit agreement interest expense(1)	1,652
Total interest expense	$13,471
(1)    Includes $649 of interest expense incurred on related party loan for the year ended December 31, 2023. We repaid our related party loan in June 2023.

Other Income (Expense), Net

We generally seek to charge each borrower a commitment fee that is calculated as a percent of the whole loan on a fully funded basis at the time of origination. We retain 50% of commitment fees that we earn on our loan investments and pay our Adviser 50% of commitment fees that we earn. For the year ended December 31, 2023, we earned approximately $220,000 of other income and $3.2 million of commitment fee income, after related party expenses, on our loan investments. We recognized commitment fees immediately in earnings because we elected the fair value option for our loan investments.

In the year ended December 31, 2023, we did not observe material changes in the collateral risks in our portfolio or in market pricing; therefore, we did not record any market valuation adjustments to our loan assets. We compared the features of our loans to the interest rates and terms required by lenders in the new loan origination market for similar loans, and the yield required by investors acquiring similar loans in the secondary market. We also compared current market and collateral conditions to those present at origination or acquisition. Similarly, we did not record any market valuation adjustments to our financing facilities following a review of the market interest rates, which reflect estimates for how lenders would price equivalent loans for the remaining terms. Additionally, we considered current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles.

Expenses

Our expenses for the year ended December 31, 2023 totaled $7.5 million and primarily consist of debt issuance costs, organizational costs and general and administrative expenses.

We expense debt issuance costs as incurred because we elected the fair value option for our repurchase agreements and revolving line of credit facilities. When we incur debt issuance costs prior to a debt facility closing, we expense the costs as incurred if we intend to elect the fair value option to account for the debt facility and the closing is probable as of the balance sheet date. Our debt issuance costs primarily consist of upfront lender fees and legal costs directly associated with entering into our debt facilities. For the year ended December 31, 2023, average borrowings were $289.7 million.

Our organizational costs for the year ended December 31, 2023 primarily consisted of legal and state registration fees.
Our general and administrative expenses for the year ended December 31, 2023 primarily consisted of accounting, auditing, legal and other professional fees.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings, and fund other general business needs. Our sources of funds for liquidity consist of the net proceeds from our continuous private offering, net cash provided by operating activities, proceeds and available borrowings from repurchase agreements and our revolving credit facility, loan repayments, uncalled capital commitments, and future issuances of equity and/or debt securities.
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
We held cash and cash equivalents of $2.0 million and restricted cash of $23.6 million as of December 31, 2023. Our cash and cash equivalents change due to normal fluctuations in cash balances related to the timing of principal and interest payments and loan origination and funding activity. Our restricted cash changes based on the volume of new subscriptions for our Shares.
The following table sets forth changes in cash and cash equivalents and restricted cash for the year ended December 31, 2023:

$ in thousands	Year Ended December 31, 2023
Cash flows from Operating Activities	$9,039
Cash flows from Investing Activities	(613,503)
Cash flows from Financing Activities	629,975
Net change in cash, cash equivalents and restricted cash	$25,511
Our operating activities provided net cash of $9.0 million for the year ended December 31, 2023 primarily from amounts advanced by our Adviser under our advisory agreement, including $3.7 million of debt issuance costs.
Our investing activities used net cash of $613.5 million in the year ended December 31, 2023 and consisted of originating ten commercial real estate loan investments.
Our financing activities provided net cash of $630.0 million in the year ended December 31, 2023. During the year ended December 31, 2023, we received net proceeds from our revolving credit facility and repurchase agreements of $14.0 million and $457.9 million, respectively and net proceeds from the issuance of common stock, redeemable common stock and preferred stock of $35.0 million, $105.3 million and $205,000, respectively. We also received net proceeds of $23.6 million from retail investor subscriptions paid in advance. Additionally, we used cash of $4.6 million and $1.4 million for the year ended December 31, 2023 to pay dividends and debt issuance costs, respectively.
As of December 31, 2023, our total assets were approximately $641.6 million and consisted primarily of ten investments in commercial real estate loans totaling $613.5 million, restricted cash of $23.6 million and cash and cash equivalents of $2.0 million. We financed our commercial real estate loan investments with $457.9 million of repurchase agreement borrowings from three lenders and $14.0 million in net proceeds from our revolving credit agreement.
Our primary sources of liquidity include available borrowings under our repurchase agreements and revolving credit facility and cash and cash equivalents. Amounts available under these sources as of December 31, 2023 are summarized in the following table:

$ in thousands	Year Ended December 31, 2023
Cash and cash equivalents	$1,975
Available borrowings under revolving credit agreements	86,000
Available borrowings under master repurchase agreements	226,283
$314,258
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
As of December 31, 2023, we have called $105.3 million of capital under the Invesco Subscription Agreement and may call an additional $44.7 million of the initial $150 million capital committed under the Invesco Subscription Agreement.
An institutional investor has committed to purchase up to $200 million of our Class F shares under the Class F Subscription Agreement at one or more closings held prior to December 5, 2024. The Class F stockholder may not submit its shares for repurchase under our share repurchase plan until the earlier of (i) the date our NAV reaches $1.5 billion and (ii) March 23, 2028. However, the Class F stockholder is entitled to request that we repurchase its shares in the event that there is a key person event or a material strategy change as defined in the terms of the Class F subscription agreement.

As of December 31, 2023, we have not called capital under the Class F Subscription Agreement and may call the entire $200 million committed under the Class F Subscription Agreement.
If we are unable to raise substantial funds in our continuous private offerings, we will make fewer investments resulting in less diversification in terms of the type, number, and size of investments we make. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reduce our net income, and limit our ability to make distributions.

The Adviser has agreed to advance all of our organizational costs and offering expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through the earlier of (1) the date that our NAV reaches $1.0 billion and (2) March 31, 2024. In addition, the Adviser has agreed to advance our operating expenses, including debt issuance costs, incurred through the earlier of (1) the date that our NAV reaches $500 million and (2) March 31, 2024. Subsequent to December 31, 2023, the Adviser agreed that we will not be required to make payments for the reimbursement of advanced organizational costs and offering expenses or for the reimbursement of advanced operating expenses until December 1, 2024. We will reimburse the Adviser for all of our advanced organizational costs, offering expense and operating expenses ratably over the 52 months commencing December 1, 2024. We will reimburse the Adviser on a quarterly basis for organizational costs, offering expenses and operating expenses incurred subsequent to March 31, 2024.
As of December 31, 2023, we owed the Adviser $8.8 million consisting of (i) $3.7 million for debt issuance costs, (ii) $707,000 for organizational costs, (iii) $3.0 million for general and administrative expenses and (iv) $113,000 for commitment fees. As of December 31, 2023, we owed a registered broker-dealer affiliated with the Adviser $1.3 million for offering costs.
Contractual Obligations and Commitments
Commitments and contingencies may arise in the ordinary course of business. As of December 31, 2023, we had unfunded commitments of $57.9 million for six of our commercial real estate loan investments. Unfunded commitments generally consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the remaining current maturity of the related loans of 1.89 years.
We have also committed to pay counterparty legal, diligence and other fees in connection with new financing facilities in the ordinary course of business.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. All of these estimates reflect our best judgment about current, and for some estimates, future economic and market conditions and their effects based on information available as of the date of these financial statements. If conditions change from those expected, it is possible that the judgments and estimates described below could change, which may result in a change in the valuation of our investment portfolio, the valuation of our financing facilities, the valuation of our redeemable common stock, and a change in our net interest income recognition among other effects.
Commercial Real Estate Loan Investments and Interest Income
We have elected the fair value option for all of the commercial real estate loan investments that we have originated as of the date of our financial statements. Under the fair value option, changes in fair value are recognized in our consolidated statements of operations. In our view, the fair value option election provides reduced complexity, greater consistency, understandability and comparability to the users of the financial statements.
We determine the fair value of our commercial loan investments by obtaining valuations from an independent valuation adviser, who values our commercial loan investments using a discounted cash flow analysis. The yield used in the discounted cash flow analysis is determined by comparing the features of the loan to the interest rates and terms required by lenders in the new loan origination market for similar loans and the yield required by investors acquiring similar loans in the secondary market as well as a comparison of current market and collateral conditions to those present at origination or acquisition. It is possible that changes in these inputs could change the valuation estimate.
As of December 31, 2023, the fair value of each of our commercial loan investments was equal to its principal balance given the recency with which our commercial loans were originated and relatively stable market conditions since origination. Accordingly, we did not record any fair value adjustments on our commercial loans in our consolidated statement of operations for the year ended December 31, 2023. Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for the

estimated impact of a change in market benchmark spreads our net portfolio value, which is inclusive of changes in the fair value of our commercial loan investments.

Interest income on commercial loan investments is accrued based on the outstanding principal balance of the loan and their contractual terms. Income accrual is generally suspended for loans at the earlier of the date on which payments become 90 days past due or when recovery of income and principal becomes doubtful. Interest received after a loan becomes past due or impaired is used to reduce the outstanding loan principal balance. When a delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternately, loans that have been placed on nonaccrual status may be placed back on accrual status if restructured and after the loan is considered re-performing. As of and for the year ended December 31, 2023, all of our commercial loan investments have paid current interest and are considered performing.
Financing Facilities
We have elected the fair value option for all of our existing repurchase agreements and revolving credit facilities as of the date of our financial statements. Under the fair value option, changes in fair value are recognized in our consolidated statements of operations. In our view, the fair value option election provides reduced complexity, greater consistency, understandability and comparability to the users of the financial statements.
We determine the fair value of our repurchase agreements and revolving credit facility by obtaining valuations from an independent valuation adviser. The independent valuation adviser values our repurchase agreements using a discounted cash flow analysis where the remaining debt service cash flow, based on the contractual economics stated in the loan agreement, is valued using a market interest rate which reflects an estimate for how a lender would price an equivalent loan for the remaining term. The independent valuation adviser values our revolving credit facility using a discounted cash flow analysis based on a determination of the price that would be paid by another market participant to assume the lender’s position in the transaction. It is possible that changes in these inputs could change the valuation estimate.
For reasons similar to those impacting our commercial loan investments, the fair value of each our financing facilities was equal to its principal balance as of December 31, 2023. We did not record any fair value adjustments on our financing facilities in our consolidated statement of operations for the year ended December 31, 2023. Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for the estimated impact of a change in our net portfolio value, which is inclusive of changes in the fair value of our financing facilities.
Redeemable Common Stock

We classify common stock held by an Invesco affiliate as redeemable common stock on our consolidated balance sheets at redemption value. Redemption value is determined based on our NAV per share as of our balance sheet date. Increases or decreases in the value of redeemable common stock will be charged to additional paid-in capital until the Company has retained earnings. Significant differences in the redemption value of our redeemable common stock may result from changes in market conditions that cause our NAV, and thus the redemption value, to increase or decrease during the period. Although increases and decreases in the redemption value of our redeemable common stock do not have an impact on our consolidated statements of operations, they could cause a significant change to stockholders’ equity and redeemable common stock as reported on our consolidated balance sheet.
Further information is provided in Note 2 -”Summary of Significant Accounting Policies” of our consolidated financial statements included in Part IV, Item 15 of this Report.

Recent Accounting Standards
See Note 2 - “Summary of Significant Accounting Policies” to our consolidated financial statements included in Part IV, Item 15 of this Report for a discussion of recent accounting standards.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of December 31, 2023, we had $613.5 million of floating rate commercial real estate loans, $457.9 million of floating rate financing facilities and $14.0 million of Company-level credit facilities.

The net interest income sensitivity analysis table presented below shows the estimated impact over a twelve-month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of December 31, 2023. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience.

$ in thousands	At December 31, 2023
Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$1,416	9.43%
-1.00%	$(1,019)	(6.78)%

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates at December 31, 2023. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investments, which can result in material changes to our interest rate risk in the portfolio.

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

While our investment objectives include avoiding excess sponsor/borrower concentration, we expect to experience some level of sponsor/borrower concentration prior to the time that we have raised substantial offering proceeds and acquired a broad portfolio of Credit Assets (the “Ramp-Up Period”). At December 31, 2023, three of the commercial real estate loans aggregating $231.6 million and approximately 38% of our loan portfolio are cross collateralized and cross defaulted under a master credit agreement with a single borrower. We have committed to fund an additional $35.6 million under the master credit agreement for leasing costs, interest reserves and capital expenditures, and we may choose to add additional commercial real estate loans under the master credit agreement. The loans that the Company has made under the master credit agreement are guaranteed by an affiliate of the borrower that in turn indirectly owns the borrower.

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

The investment portfolio value sensitivity analysis table presented below shows the estimated impact of a change in market benchmark spreads, up and down 100 basis points, on the fair value of our benchmark spread-sensitive investments and borrowings as of December 31, 2023, assuming a static portfolio and constant financing. When evaluating the impact of changes in benchmark spreads, prepayment assumptions and principal reinvestment rates are adjusted based on our Adviser’s expectations. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience.

$ in thousands	At December 31, 2023
Change in Benchmark Spreads	Projected Increase (Decrease) in Net Portfolio Value	Percentage Change in Projected Net Portfolio Value
+1.00%	$(5,923)	(4.18)%
-1.00%	$5,086	3.59%

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data are included under Item 15 of this Report.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the fourth quarter of 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
ITEM 9B.    OTHER INFORMATION
On March 26, 2024, we entered into an Amended and Restated Advisory Agreement with the Adviser (as amended and restated, the “Advisory Agreement”). The Advisory Agreement amends and restates the prior version of the agreement to provide that our repayment obligation with respect to advanced organizational costs and offering expenses and operating expenses will begin on December 1, 2024 (previously the earlier of the date that the Company’s aggregate NAV is at least $1.0 billion and March 31, 2024 for advanced organizational costs and offering expenses and the earlier of the date the Company’s aggregate NAV is at least $500 million and March 31, 2024 for advanced operating expenses), and will consist of 52 equal monthly installments (previously 60 equal monthly installments). We will begin reimbursing the Adviser on a quarterly basis for organization and offering expenses and operating expenses incurred subsequent to March 31, 2024.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We will provide information that is responsive to certain portions of this Item 10 in our definitive proxy statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report, in either case under the captions “Information about Director Nominees,” “Information about the Executive Officers of the Company,” “Corporate Governance,” “Information about the Board and its Committees,” or under captions with similar meanings and possibly elsewhere therein. That information is incorporated into this Item 10 by reference.
ITEM 11.    EXECUTIVE COMPENSATION
We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report, in either case under the captions
“Information About the Board and Its Committees - Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” or under captions with similar meanings and possibly elsewhere therein. That information is incorporated into this Item 11 by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
We will provide information that is responsive to this Item 12 in our definitive proxy statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report, in either case under the caption “Security Ownership of Principal Stockholders,” “Security Ownership of Management,” “Executive Compensation,” or under captions with similar meanings and possibly elsewhere therein. That information is incorporated into this Item 12 by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We will provide information that is responsive to this Item 13 in our definitive proxy statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report, in either case under the captions “Corporate Governance,” “Certain Relationships and Related Transactions,” “Information About Director Nominees,” “Related Person Transaction Policy,” or under captions with similar meanings and possibly elsewhere therein. That information is incorporated into this Item 13 by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
We will provide information that is responsive to this Item 14 in our definitive proxy statement or in an amendment to this Report not later than 120 days after the end of the fiscal year covered by this Report, in either case under the captions “Fees Paid to Independent Registered Public Accounting Firm,” “Pre-Approval Process and Policy,” or under captions with similar meanings and possibly elsewhere therein. That information is incorporated into this Item 14 by reference.

PART IV.
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: The financial statements contained herein are set forth on pages 85 - 108 of this Report.
(a)(2) Financial Statement Schedules: Refer to Index to Financial Statement Schedules contained herein on page 83 of this Report.

(a)(3) Exhibits: Refer to Exhibit Index starting on page 81 of this Report.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed with the SEC on June 29, 2023.

3.2	Articles of Amendment of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10/A, filed with the SEC on August 25, 2023.

3.3
Articles Supplementary Classifying and Designating a Class of Preferred Stock as 12.5% Series A Cumulative Redeemable Preferred Stock and Fixing Distribution and Other Preferences and Rights of Such Class, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, filed with the SEC on June 29, 2023.

3.4
Articles Supplementary Classifying and Designating a Class of Common Stock as Class S-1 Common Stock and Fixing Distribution and Other Preferences and Rights of Such Class, incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 10/A, filed with the SEC on August 25, 2023.

3.5
Articles Supplementary filed with the State Department of Assessments and Taxation of Maryland effective on October 16, 2023, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on October 19, 2023.

3.6	Bylaws of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10, filed with the SEC on June 29, 2023.

3.7
Articles Supplementary Classifying and Designating a Class of Common Stock as Class F Common Stock and Fixing Distribution and Other Preferences and Rights of Such Class, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on December 11, 2023.

4.1*	Description of the Company’s Securities

4.2
Distribution Reinvestment Plan adopted by the Company, effective as of March 23, 2023, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, filed with the SEC on June 29, 2023.

10.1*	Amended and Restated Advisory Agreement, by and among, the Company, Invesco Commercial Real Estate Finance Investments, LP and Invesco Advisers, Inc., dated as of March 26, 2024.

10.2
Dealer Management Agreement, by and among, the Company, Invesco Distributors, Inc. and Invesco Advisers, Inc., dated as of May 5, 2023, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10, filed with the SEC on June 29, 2023.

10.3
Dealer Manager Agreement, by and between, Invesco Distributors, Inc. and the Company, dated as of August 23, 2023, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10/A, filed with the SEC on August 25, 2023.

10.4
Subscription Agreement, by and between, Invesco Realty, Inc. and the Company, dated as of March 23, 2023, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10, filed with the SEC on June 29, 2023.

10.5
Amendment to that Subscription Agreement, by and between, Invesco Realty, Inc. and the Company, dated as of August 11, 2023, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10/A, filed with the SEC on August 25, 2023.

10.6
Amendment No. 2 to that Subscription Agreement, by and between, Invesco Realty, Inc. and the Company, dated as of August 23, 2023, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10/A, filed with the SEC on August 25, 2023.

10.7
Subscription Agreement, by and between, Texas Municipal Retirement System and the Company, dated as of December 5, 2023, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on December 11, 2023.

10.8+
Valuation Services Agreement, by and between, Chatham Financial Corp. and the Company, dated as of May 12, 2023, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10, filed with the SEC on June 29, 2023.

10.9+
Valuation Services Agreement, by and between, Capright Property Advisors, LLC and the Company, dated as of May 9, 2023, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10/A, filed with the SEC on August 25, 2023.

10.10
Credit Agreement, dated December 11, 2023, between INCREF Borrower, LLC, the Company, the Adviser, and Goldman Sachs Bank USA, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on December 15, 2023.

10.11^	Company 2023 Equity Incentive Plan, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10, filed with the SEC on June 29, 2023.

10.12	Form of Stock Award, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10, filed with the SEC on June 29, 2023.

19*	Insider Trading Policy

21*	Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Equity and Redeemable Equity Instruments; and (iv) Consolidated Statements of Cash Flows

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith + Portions of this exhibit have been omitted pursuant to Item 601 =(b)(10)(iv) or Regulation S-K. ^ Management contract or compensatory plan or arrangement.

The agreements and other documents filed as exhibits to this Annual Report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	84

Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022	85

Consolidated Statements of Operations for the year ended December 31, 2023 and for the period from October 27, 2022 (date of incorporation) through December 31, 2022	86

Consolidated Statements of Changes in Stockholders' Equity and Redeemable Common Stock for the year ended December 31, 2023 and for the period from October 27, 2022 (date of incorporation) through December 31, 2022	87

Consolidated Statements of Cash Flows for the year ended December 31, 2023 and for the period from October 27, 2022 (date of incorporation) through December 31, 2022	88

Notes to Consolidated Financial Statements	89

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2023	108

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Invesco Commercial Real Estate Finance Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Invesco Commercial Real Estate Finance Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of changes in stockholders’ equity and redeemable common stock and of cash flows for the year ended December 31, 2023 and for the period from October 27, 2022 (date of incorporation) through December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and for the period from October 27, 2022 (date of incorporation) through December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 29, 2024

We have served as the Company’s auditor since 2023.

Invesco Commercial Real Estate Finance Trust, Inc.
Consolidated Balance Sheets

	As of
$ in thousands except share amounts	December 31, 2023	December 31, 2022
ASSETS
Commercial real estate loan investments, at fair value (including pledged loans of $591,003 as of December 31, 2023)	$613,503	$—
Cash and cash equivalents	1,975	30
Restricted cash	23,566	—
Interest receivable	2,448	—
Other assets	151	—
Total assets	$641,643	$30

LIABILITIES
Repurchase agreements, at fair value	$457,861	$—
Revolving credit facility, at fair value	14,000	—
Interest payable	1,687	—
Loan payable - related party	—	30
Dividends and distributions payable (including $2,363 due to related party)	3,138	—
Accounts payable, accrued expenses and other liabilities	23,978	—
Due to affiliates	10,167	—
Total liabilities	510,831	30

Commitments and contingencies (See Note 12)

Redeemable common stock - related party (See Note 7)	$105,340	$—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share, 50,000,000 and no shares authorized, respectively
12.5% Series A Cumulative Redeemable Preferred Stock, 228 and no shares issued and outstanding, respectively ($228 aggregate liquidation preference as of December 31, 2023)	205	—
Common stock, Class S shares, $0.01 par value per share, 500,000,000 and no shares authorized, respectively	—	—
Common stock, Class S-1 shares, $0.01 par value per share, 500,000,000 and no shares authorized, respectively	11	—
Common stock, Class D shares, $0.01 par value per share, 500,000,000 and no shares authorized, respectively	—	—
Common stock, Class I shares, $0.01 par value per share, 500,000,000 and no shares authorized, respectively	3	—
Common stock, Class E shares, $0.01 par value per share, 500,000,000 and no shares authorized, respectively	—	—
Common stock, Class F shares, $0.01 par value per share, 500,000,000 and no shares authorized, respectively	—	—
Common stock, Class N shares, $0.01 par value per share, no and 2,000,000 shares authorized, respectively	—	—
Additional paid-in capital	32,549	—
Accumulated deficit	(7,296)	—
Total stockholders’ equity	25,472	—
Total liabilities, redeemable common stock and stockholders’ equity	$641,643	$30
The accompanying notes are an integral part of these consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Consolidated Statements of Operations

$ in thousands except share and per share amounts	Year Ended December 31, 2023	For the Period from October 27, 2022 (date of incorporation) through December 31, 2022
Net Interest Income
Commercial real estate loan interest income	$17,688	$—
Other interest income	298	—
Interest expense	(13,471)	—
Net interest income	4,515	—

Other Income (Expense)
Commitment fee income, net of related party expense of $3,212 and $0, respectively	3,212	—
Other income	220	—
Total other income (expense), net	3,432	—

Expenses
Debt issuance costs related to borrowings, at fair value	3,727	—
Organizational costs	707	—
General and administrative	3,052	—
Total expenses	7,486	—

Net income (loss)	461	—
Dividends to preferred stockholders	(10)	—
Net income (loss) attributable to common stockholders	$451	$—

Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$0.29	$—
Diluted	$0.29	$—
Weighted average number of shares of common stock
Basic	1,576,538	—
Diluted	1,576,588	—

The accompanying notes are an integral part of these consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Common Stock

	Series A Preferred Stock	Class S Common Stock	Class S-1 Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class F Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Redeemable Common Stock
$ in thousands
Balance as of October 27, 2022	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2022	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss)	—	—	—	—	—	—	—	—	461	461	—
Proceeds from issuance of preferred stock, net of offering costs	205	—	—	—	—	—	—	—	—	205	—
Proceeds from issuance of common stock, net of offering costs	—	—	11	—	3	—	—	32,428	—	32,442	—
Proceeds from issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	105,340
Common stock distribution reinvestment	—	—	—	—	—	—	—	63	—	63	—
Common stock dividends	—	—	—	—	—	—	—	—	(7,747)	(7,747)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(10)	(10)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	58	—	58	—
Adjustment to carrying value of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2023	$205	$—	$11	$—	$3	$—	$—	$32,549	$(7,296)	$25,472	$105,340

The accompanying notes are an integral part of these consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Consolidated Statements of Cash Flows

$ in thousands	Year Ended December 31, 2023	For the Period from October 27, 2022 (date of incorporation) through December 31, 2022
Cash flows from operating activities:
Net income (loss)	$461	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Debt issuance costs	3,727	—
Amortization of equity based compensation	58
Change in operating assets and liabilities:
Increase in operating assets	(2,521)	—
Increase in operating liabilities	2,099	—
Increase in due to affiliate	5,215	—
Net cash provided by operating activities	9,039	—
Cash flows from investing activities:
Originations and fundings of commercial real estate loans	(613,503)	—
Net cash used in investing activities	(613,503)	—
Cash flows from financing activities:
Proceeds from revolving credit facility	239,300	—
Repayment of revolving credit facility	(225,300)	—
Proceeds from repurchase agreements	457,861	—
Proceeds from issuance of common stock, net of offering costs	34,991	—
Proceeds from issuance of preferred stock, net of offering costs	205	—
Proceeds from issuance of redeemable common stock	105,340	—
Proceeds from subscriptions paid in advance	23,566	—
Proceeds from related party loan	—	30
Repayment of related party loan	(30)	—
Cash paid for debt issuance costs	(1,402)	—
Payments of dividends	(4,556)	—
Net cash provided by financing activities	629,975	30

Net change in cash, cash equivalents and restricted cash	25,511	30
Cash, cash equivalents and restricted cash, beginning of period	30	—
Cash, cash equivalents and restricted cash, end of period	$25,541	$30

Supplemental disclosures:
Interest paid	$11,784	$—
Non-cash investing and financing activities:
Dividends and distributions declared not paid	$3,138	$—
Common stock distribution reinvestment	$63	$—
Deferred offering costs due to affiliate	$78	$—
Offering costs due to affiliates	$2,549	$—
Debt issuance costs due to affiliate	$2,325	$—
The accompanying notes are an integral part of these consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Notes to Consolidated Financial Statements
1.Organization and Business Purpose
Invesco Commercial Real Estate Finance Trust, Inc. (the “Company” or “we”) is a Maryland corporation incorporated in October 2022. Our primary investment strategy is to originate, acquire and manage a diversified portfolio of loans and debt-like preferred equity interests secured by, or unsecured but related to, commercial real estate. To a lesser extent, we may purchase non-distressed public or private debt securities and invest in private operating companies in the business of or related to commercial real estate credit through debt or equity investment. We commenced investing activities in May 2023.

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
We intend to qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2023. To qualify for REIT status, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits our exclusion from the definition of an “Investment Company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
We are engaging in a continuous, unlimited private placement offering of our common stock to “accredited investors” (as defined by Rule 501 promulgated pursuant to the Securities Act) (the “Continuous Offering”) under exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. The Class S shares, Class S-1 shares, Class D shares, Class I shares, and Class E shares sold in our Continuous Offering have different upfront selling commissions, ongoing stockholder servicing fees, management fees and performance fees. An affiliate of Invesco, Invesco Realty, Inc., has committed to purchase up to $150 million in Shares and an additional $150 million in Shares if needed to avoid triggering any concentration limits imposed by a third party in connection with its distribution or placement of our Shares (the “Invesco Subscription Agreement”). For further information regarding the Invesco Subscription Agreement, see Note 7 - “Redeemable Common Stock” to the consolidated financial statements.
An institutional investor committed to purchase $200 million in shares of our Class F common stock. For further information on the Class F shares, see Note 8 - “Stockholders’ Equity”.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Our consolidated financial statements have been prepared in accordance with U.S. GAAP and consolidate the financial statements of the Company and its controlled subsidiaries. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation.
All numbers in these notes, except in the tables herein, are stated in full amounts, unless otherwise indicated.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Examples of estimates may include, but are not limited to, estimates of the fair values of financial instruments and estimated payment periods for certain stockholder servicing fee liabilities. Actual results may differ from those estimates.

Fair Value Measurements
We have elected the fair value option for our commercial real estate loan investments, our repurchase agreements and our revolving credit facility. The Company believes the fair value option will provide its financial statements users with reduced complexity, greater consistency, understandability and comparability.

In the month that we originate or acquire a loan, we value our commercial real estate loan investments at fair value, which approximates par. Thereafter, an independent valuation advisor values our commercial loan investments monthly using a discounted cash flow analysis. The yield used in the discounted cash flow analysis is determined by comparing the features of the loan to the interest rates and terms required by lenders in the new loan origination market for similar loans and the yield required by investors acquiring similar loans in the secondary market as well as a comparison of current market and collateral conditions to those present at origination or acquisition.
In the month that we enter into a borrowing arrangement, we value our revolving credit facility and repurchase agreements at fair value, which approximates par. Thereafter, an independent valuation advisor values our revolving credit facility and repurchase agreements monthly. The independent valuation advisor calculates the fair value of the revolving credit facility based on a determination of the price that would be paid by another market participant to assume the lender’s position in the transaction. The fair value of the repurchase agreements is calculated using a discounted cash flow analysis where the remaining debt service cash flow, based on the contractual economics stated in the loan agreement, is valued using a market interest rate which reflects an estimate for how a lender would price an equivalent loan for the remaining term. Additionally, we consider current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The market rate of interest is adjusted to reflect our own credit risk for recourse borrowings.
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
Commercial Real Estate Loan Investments
Commercial real estate loan investments structured as senior loans are generally secured by the borrower’s interest in underlying real estate, and those structured as mezzanine loans are generally secured by the borrower’s equity interests in entities that own underlying real estate. Our investments in commercial real estate loans are supported by perfected security interests in the underlying collateral. We report our commercial real estate loan investments at fair value as described in the Fair Value Measurements section of this Note 2 to the consolidated financial statements. We have elected the fair value option for the commercial loans that we have originated as of the date of our financial statements. We record changes in fair value within unrealized gain (loss) on investments, net in our consolidated statements of operations.
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
We recognize origination fees and related costs for commercial loans immediately in earnings when we elect the fair value option for commercial loans. The Adviser’s portion of the commitment fee is not due until commitment fees have been received from the borrower; the Adviser is responsible for sourcing, structuring and negotiating loans, and the Adviser has discretion in determining loan fees. The Company discloses this related party expense paid to the Adviser on the face of our consolidated statements of operations to provide transparency as to all fees paid to the Adviser.
For the year ended December 31, 2023, there were four commercial real estate loan borrowers who individually accounted for more than 10% of our consolidated gross income.

In the event of a partial or whole sale of a commercial loan that qualifies for sale accounting under U.S. GAAP, we derecognize the corresponding asset, and fees paid as part of the partial or whole sale are recognized on our consolidated statements of operations.
Share-Based Compensation
Under the terms of our 2023 Equity Incentive Plan (the “Incentive Plan”), our independent directors are eligible to receive stock awards as part of their compensation for serving as directors. In addition, we may compensate the employees of our Adviser and its affiliates under the Incentive Plan.
Our share-based compensation arrangements may include share options, restricted and non-restricted share awards, performance-based awards and share appreciation rights. We recognize compensation related to stock awards in our consolidated financial statements based on the fair value of the equity or liability instruments issued on the date of grant.
Underwriting Commissions, Related Party Selling Commissions and Offering Costs
We record underwriting commissions, related party selling commissions and direct costs incurred in connection with our common and preferred stock offerings as a reduction of additional paid-in capital and preferred stock, respectively, when we issue stock.

Stockholder Servicing Fees
As described in Note 11 - “Related Party Transactions”, we will pay a registered broker-dealer affiliated with the Adviser (the “Dealer Manager”) stockholder servicing fees over time for Class S, Class S-1 and Class D shares sold in the Continuous Offering. Under the terms of our agreement with the Dealer Manager, we calculate stockholder servicing fees as a percentage of Class S NAV, Class S-1 NAV and Class D NAV on an annualized basis. We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class S, Class S-1, and Class D share is sold during the Continuous Offering and record the stockholder servicing fee as a reduction of additional paid-in capital when we issue stock. We adjust the liability for stockholder servicing fees as the fees are paid to the Dealer Manager or when fees are no longer payable under the terms of our agreement with the Dealer Manager.
Repurchase Agreements
We have financed our investments in commercial real estate loans primarily through the use of repurchase agreements. These financing transactions are secured by our commercial real estate loan investments; therefore, we treat repurchase agreements as collateralized financing transactions and carry repurchase agreements at fair value in our consolidated financial statements. Because we elected the fair value option for repurchase agreements, we record changes in fair value as unrealized gain (loss) on borrowings, net in our consolidated statements of operations. We account for our repurchase agreements as secured borrowings because we maintain effective control over the commercial real estate loans that we have financed.
We record investments in commercial real estate loans and the related repurchase agreement financing on a gross basis in our consolidated balance sheets, and the corresponding interest income and interest expense on a gross basis in our consolidated statements of operations.
Redeemable Common Stock

We classify common stock held by Invesco Realty, Inc., an Invesco affiliate, as redeemable common stock on our consolidated balance sheets. We determined that we should classify common stock held by Invesco Realty, Inc. as redeemable common stock because our Adviser has been deemed to have control of the Company for accounting purposes.

We report our redeemable common stock on our consolidated balance sheets at redemption value. Redemption value is determined based on our net asset value (“NAV”) per share as of our balance sheet date. We calculate NAV as U.S. GAAP stockholders’ equity adjusted for the redemption value of our redeemable common stock; certain organizational expenses, offering costs and operating expenses advanced by our Adviser that are not currently payable; accrued stockholder fees not currently payable; and the liquidation preference of our preferred stock. Increases or decreases in the value of redeemable common stock will be charged to additional paid-in capital until the Company has retained earnings.

Debt Issuance Costs
We finance our investments using a variety of debt instruments. When we incur debt issuance costs prior to a debt facility closing, we expense the costs as incurred if we intend to elect the fair value option to account for the debt facility and the closing is probable as of the balance sheet date.
Earnings (Loss) per Share
We calculate basic earnings per share by dividing net earnings attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period, including redeemable common stock. Diluted earnings per share takes into account the effect of dilutive instruments, such as unvested restricted stock awards, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.
Income Taxes
We intend to qualify to be taxed as a REIT commencing with our taxable year ended December 31, 2023. We will elect REIT status when we file our 2023 tax return in 2024. Accordingly, we will generally not be subject to U.S. federal and applicable state and local corporate income tax to the extent that we make qualifying distributions to our stockholders, and provided that we satisfy certain asset, income, distribution and stock ownership tests on an ongoing basis. If we fail to qualify as a REIT and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to stockholders.
We compute our dividends paid deduction for qualifying dividends to our stockholders using our REIT taxable income as opposed to net income reported on our consolidated financial statements. REIT taxable income will generally differ from net income determined in accordance with U.S. GAAP, because the determination of REIT taxable income is based on tax regulations and not financial accounting principles.
We may elect to treat one or more of our subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. At December 31, 2023, no such election had been made.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Standards Accounting Board issued an accounting standards update intended to improve reportable segment disclosure requirements on an annual and interim basis. The amendments require, among other items, enhanced disclosures around significant segment expenses regularly provided to the chief operating decision maker (“CODM”), as well as the CODM's title and position. Additionally, the amendments expand the scope of all segment reporting disclosure requirements to include those entities with only a single operating segment, such as us.
We are required to implement the amendments in our consolidated financial statements for the year ended December 31, 2024 and for interim periods thereafter. The amendments must be applied on a retrospective basis and early adoption is permitted. We are currently evaluating the impact of these amendments on our disclosures.

3.Commercial Real Estate Loan Investments
As of December 31, 2023, we have the following investments in commercial real estate loans. We did not have any investments in commercial real estate loans as of December 31, 2022. Loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans.

$ in thousands
Metropolitan Statistical Area	Property Type	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Current Maturity	Maximum Maturity(3)
Phoenix	Industrial	5/17/2023	8.71%	$136,000	$121,269	$121,269	6/9/2025	6/9/2028
San Jose(4)	Multifamily	5/31/2023	8.52%	41,700	41,700	41,700	6/9/2026	6/9/2028
New York(5)	Multifamily	7/26/2023	8.47%	73,600	73,600	73,600	8/9/2026	8/9/2028
Los Angeles	Multifamily	8/4/2023	8.47%	85,180	80,383	80,383	8/9/2025	8/9/2028
Miami	Industrial	8/25/2023	8.72%	42,676	35,130	35,130	9/9/2025	9/9/2028
Richmond	Industrial	9/25/2023	8.71%	38,300	31,560	31,560	10/9/2025	10/9/2028
Atlanta	Industrial	11/6/2023	8.71%	92,950	78,784	78,784	11/9/2025	11/9/2028
Dallas	Multifamily	12/7/2023	8.17%	70,000	60,077	60,077	12/9/2026	12/9/2028
Seattle	Multifamily	12/12/2023	8.32%	68,500	68,500	68,500	12/9/2026	12/9/2028
New York(6)	Multifamily	12/21/2023	8.36%	22,500	22,500	22,500	12/9/2026	12/9/2028
			8.53%	$671,406	$613,503	$613,503
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
(5)The total whole loan is $73.6 million, including (i) a senior mortgage loan of $55.2 million and (ii) a mezzanine note of $18.4 million.
(6)The total whole loan is $22.5 million, including (i) a senior mortgage loan of $18.0 million and (ii) a mezzanine note of $4.5 million.
The weighted average loan-to-value ratio, a metric utilized in the fair value measurement of our commercial real estate loan investments, for our ten loan investments was approximately 65% based on the independent property appraisals at the time of origination.

Three of our senior commercial real estate loans aggregating $231.6 million and approximately 38% of our loan portfolio as of December 31, 2023 are cross collateralized and cross defaulted under a master credit agreement with a single borrower. The properties underlying these loans are newly constructed industrial properties with no previous rental history. The Company has committed to fund an additional $35.6 million under the master credit agreement for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. The weighted average loan to value ratio for these loans is approximately 68% based on independent appraisals of the properties at the time of origination. Interest income from these loans for the year ended December 31, 2023 totaled $8.2 million, or 47% of our total commercial real estate loan interest income. Commitment fee income, net of related party expense of $1.3 million totaled $1.3 million or 42% of total commitment fee income, net of related party expense. We may choose to add additional commercial real estate loans under the master credit agreement with the borrower.

An affiliate of the borrower has provided a limited guarantee of the loans that we have made under the master credit agreement. The guarantor entity is managed by a globally recognized asset manager. The guarantor provides the following guarantees in connection with the master credit agreement (i) a carry guaranty, (ii) a guaranty of recourse obligations guaranteeing the payment of any losses sustained by us caused by certain “bad acts” of the borrower, and (iii) an environmental indemnity agreement.

4.Borrowings
The below table summarizes our repurchase agreement and revolving line of credit borrowings as of December 31, 2023. We did not have any repurchase agreement or revolving credit facility borrowings as of December 31, 2022.

$ in thousands	Weighted Average Interest rate(1)	Maturity Date	Maximum Facility Size	Amount Outstanding	Fair Value	Available Balance
Repurchase Agreements:
Morgan Stanley Bank N.A.(2)	7.86%	5/25/2025	$250,000	$174,209	$174,209	$75,791
Citibank N.A.(3)	7.63%	6/1/2025 (original); 6/1/2027 (fully extended)	200,000	61,464	61,464	138,536
Bank of Montreal(4)	7.44%	7/18/2025 (original); 7/14/2028 (fully extended)	234,144	222,188	222,188	11,956
Total Repurchase Agreements	7.63%		684,144	457,861	457,861	226,283
Revolving Credit Facility (5)	8.26%		100,000	14,000	14,000	86,000
Total	7.64%		$784,144	$471,861	$471,861	$312,283
(1) Represents weighted average interest rate as of period end. Borrowings under our repurchase agreements and revolving credit facility carry interest at one-month Term SOFR plus a spread.
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
(5)     The final maturity date of the Revolving Credit Facility is aligned with the Company’s ability to call remaining outstanding capital under certain subscription agreements, as further explained below.

The following table shows the aggregate amount of maturities of our outstanding borrowings over the next five years and thereafter as of December 31, 2023:

Year	Repurchase Agreements	Revolving Credit Facility	Total
$ in thousands
2024	$—	$14,000	$14,000
2025	457,861	—	457,861
2026	—	—	—
2027	—	—	—
2028	—	—	—
Thereafter	—	—	—
Total	$457,861	$14,000	$471,861
The Company commenced investing in commercial real estate loans in May 2023 and did not have any third party borrowings as of December 31, 2022. See Note 5 - “Loan Payable - Related Party” for information on related party borrowings as of December 31, 2022.

Repurchase Agreements
We have entered into repurchase agreement facilities to provide floating rate financing for our commercial real estate loan investments. The repurchase agreements bear interest at one-month term SOFR plus a spread and initially mature in 2025 with extension options into 2026, 2027, and 2028, respectively, which are generally subject to lender approval.

We have pledged our commercial real estate loan investments with a fair value of approximately $591.0 million as collateral for our repurchase agreements. We segregate the commercial real estate loans that we have pledged as collateral in our books and records. Our repurchase agreement counterparties have the right to resell or repledge the collateral posted but have the obligation to return the pledged collateral upon maturity of the repurchase agreement.

We may be required to post margin under our repurchase agreements if there is a material adverse change in the credit characteristics of a particular loan with respect to the underlying property, borrower, or particular real estate market. We were not required to post any margin under our repurchase agreements as of December 31, 2023. A margin deficiency may generally result from either a decline in the underlying loan’s market value or a shortfall in operating performance of the property. Our repurchase agreement counterparties generally retain the right to determine the fair value of the underlying collateral in their sole discretion. Subject to applicable thresholds, we would generally be required to post cash as collateral. We may finance multiple commercial loan investments under a repurchase agreement; therefore, a margin excess in one asset could help mitigate a margin deficiency in another asset under the same repurchase agreement. We intend to maintain a level of liquidity that will enable us to meet margin calls.

Our repurchase agreements are subject to certain liquidity, tangible net worth and leverage covenants. We were in compliance with these covenants as of December 31, 2023.
Revolving Credit Facility
In December 2023, we entered into a revolving credit facility with Goldman Sachs Bank that is secured by uncalled capital subscriptions from an affiliate of Invesco and the Company’s sole Class F subscriber under the terms of the Invesco Subscription Agreement and the Class F Subscription Agreement, respectively. as each is more fully described in Note 7 - “Redeemable Common Stock” and Note 8 - “Stockholders’ Equity”. The facility provides for loans up to a maximum of $100 million. Borrowings under the facility bear interest at one-month Term SOFR or the prime rate plus a spread. The revolving credit facility allows for the ability to obtain tranches of term financing in addition to general borrowings under an Uncommitted Tranche (as defined in the credit agreement). At December 31, 2023, the amount outstanding under the facility was drawn from the Uncommitted Tranche. The Uncommitted Tranche is due on demand (15 business days after notice); any Funded Tranche (as defined in the credit agreement) is due no later than (a) three years from issuance or (b) 360 days after notice; and all amounts outstanding under the facility are due 30 days prior to the last date on which capital calls may be issued. As of December 31, 2023, we had an available balance of $86.0 million under the facility. The facility is prepayable without penalty.

Our revolving credit facility is subject to certain affirmative and negative covenants including a limitation on indebtedness. We were in compliance with these covenants as of December 31, 2023.

Prior to entering into our current revolving credit facility, we had a revolving credit facility with Bank of America that was secured by the Invesco Subscription Agreement. We paid interest on borrowings under the initial revolving credit facility at daily SOFR plus a spread. We paid a fee of 30 basis points per annum on any unused portion of the facility and recorded these fees as interest expense in our consolidated statements of operations. We repaid our initial revolving credit facility in full when it matured in October 2023.

5.Loan Payable - Related Party

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

We incurred $649 of interest expense on the loan in the year ended December 31, 2023. We repaid the loan, including accrued interest expense, in June 2023.

6.Accounts payable, accrued expenses and other liabilities

The following table details the components of accounts payable, accrued expenses and other liabilities as of December 31, 2023. We did not have any accounts payable, accrued expenses and other liabilities as of December 31, 2022.

$ in thousands	December 31, 2023
Accounts payable and accrued expenses	$14
Subscriptions paid in advance (1)	23,566
Other liabilities	398
Total	$23,978
(1) Represents subscriptions received by our transfer agent prior to the date the subscriptions are effective.
7. Redeemable Common Stock - Related Party

Invesco Realty, Inc., an affiliate of Invesco, has committed to purchase up to $300 million in Shares. We may call $150 million in capital under the Invesco Subscription Agreement in one or more closings through March 23, 2028. We may also call up to $150 million in additional capital if needed to avoid triggering any concentration limit imposed by a third party in connection with its distribution or placement of our Shares. Invesco’s affiliate may not submit its Shares for repurchase under the share repurchase plan described in Note 11 - “Related Party Transactions” until the earlier of March 23, 2028 and the date that our aggregate NAV is at least $1.5 billion. We can only accept a repurchase request from Invesco’s affiliate after all requests from unaffiliated stockholders have been fulfilled. We may elect to repurchase all or any portion of the Shares acquired by Invesco’s affiliate at any time at a per Share price equal to the most recently determined NAV per Share for each class (or another transaction price we believe reflects the NAV per Share more appropriately than the prior month’s NAV per Share). Invesco’s affiliate has agreed that it will hold $200,000 in Shares for as long as the Adviser or its affiliate acts in an advisory capacity to us.

As of December 31, 2023, we have called $105.3 million of capital under the Invesco Subscription Agreement and may call an additional $44.7 million of the initial $150 million capital committed under the Invesco Subscription Agreement.

The following tables summarize the changes in our outstanding shares of redeemable common stock for the year ended December 31, 2023:

	Class S Redeemable Common Stock	Class D Redeemable Common Stock	Class I Redeemable Common Stock	Class E Redeemable Common Stock	Total Redeemable Common Stock
$ in thousands
Balance as of December 31, 2022	$—	$—	$—	$—	$—
Proceeds from issuance of redeemable common stock	26,335	26,335	26,335	26,335	105,340
Adjustment to carrying value of redeemable common stock	—	—	—	—	—
Balance as of December 31, 2023	$26,335	$26,335	$26,335	$26,335	$105,340

	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total Redeemable Common Shares

Balance as of December 31, 2022	—	—	—	—	—
Issuance of redeemable common stock	1,052,487	1,052,487	1,052,487	1,052,464	4,209,925
Balance as of December 31, 2023	1,052,487	1,052,487	1,052,487	1,052,464	4,209,925

8.     Stockholders’ Equity

Stapled Unit Offerings of Preferred and Common Stock

We issued 111 stapled units (the “Stapled Units”) in a private placement in June 2023 for net proceeds of approximately $107,000 after issuance costs. Each Stapled Unit consists of one share of 12.5% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), one Class S Share, one Class D Share and one Class I Share.

We issued 117 stapled units (the “New Stapled Units”) in a private placement in November 2023 for net proceeds of approximately $108,000 after issuance costs. Each New Stapled Unit consists of one share of Series A Preferred Stock and one Class S-1 Share. The Stapled Unit and New Stapled Unit holders cannot separate the individual shares of stock that constitute the Stapled Unit and New Stapled Units and can only sell or transfer the Stapled Unit and New Stapled Units as a unit. Holders of Stapled Units and New Stapled Units are not eligible to participate in the share repurchase plan discussed below. We allocated the proceeds of the Stapled Unit and New Stapled Unit offerings based on the relative fair value of the preferred and common stock issued in the offering.

The Series A Preferred Stock has a liquidation value of $1,000 per share. Holders of our Series A Preferred Stock are entitled to receive dividends at an annual rate of 12.5% of the liquidation preference, or $125.00 per share per annum. Dividends are cumulative and payable annually. We can call the Series A Preferred Stock at any time through December 31, 2024 at a 5% redemption premium above the liquidation value. The Series A Preferred Stock has no redemption premium on or after January 1, 2025, and we can call the Series A Preferred Stock for $1,000 per share at any time on or after January 1, 2025. We can call the common shares issued in these offerings at any time at the current transaction price for the respective class of common stock. Each class of common shares is separately redeemable from the Series A Preferred Stock and each other class of common shares. If we elect to redeem any class of common shares included in the Stapled Unit or New Stapled Unit, we will redeem all common shares of that class included in the Stapled Units or New Stapled Units, as applicable.

Common Stock

The following table summarizes changes in our outstanding shares of common stock for the year ended December 31, 2023. We did not issue any common stock in 2022.

	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Total
Total Outstanding Shares as of December 31, 2022	—	—	—	—	—	—
Issuance of common shares to unaffiliated stockholders	111	1,052,255	111	330,438	12,352	1,395,267
Stock awards(1)	—	—	—	—	2,989	2,989
Common stock distribution reinvestment	—	1,919	—	581	—	2,500
Common stock shares as of December 31, 2023	111	1,054,174	111	331,019	15,341	1,400,756
Issuance of redeemable common shares (2)	1,052,487	—	1,052,487	1,052,487	1,052,464	4,209,925
Total Outstanding Shares as of December 31, 2023	1,052,598	1,054,174	1,052,598	1,383,506	1,067,805	5,610,681
(1)Represents shares issued to independent directors under the Incentive Plan. See Share-Based Compensation Plan below.
(2)Consists of shares issued to an Invesco affiliate that are classified as redeemable common stock. See Note 7 - “Redeemable Common Stock.”

In December 2023, we entered into a subscription agreement (the “Class F Subscription Agreement”) with an institutional investor to purchase up to $200 million of Class F shares. The initial purchase price for Class F shares will be the prior month’s

NAV of Class E shares. For a discussion of fees paid to the Adviser for Class F shares, see Note 11 - “Related Party Transactions - Management Fee and Performance Fee”. As of December 31, 2023, we have not issued any Class F shares.

Distributions
For the year ended December 31, 2023, we declared distributions of $7.8 million. We accrued $3.1 million for distributions payable, of which $2.4 million was accrued for distributions payable to related parties, in our consolidated balance sheets as of December 31, 2023. We did not declare any distributions in 2022.

The following table details the aggregate distributions declared per share for each applicable class of stock for the year ended December 31, 2023:

Year Ended December 31, 2023
	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares
Aggregate distribution declared per share	$4.7628	$0.8810	$4.7628	$4.7628	$4.7628
Stockholder servicing fee per share	—	(0.0539)	—	—	—
Net distribution declared per share	$4.7628	$0.8271	$4.7628	$4.7628	$4.7628

The following table sets forth the dividends declared per share of our preferred and common stock that are taxable in the fiscal tax year ended December 31, 2023 and the related tax characterization.

		Tax Characterization of Dividends
	Dividends Declared and Taxable in Current Year	Ordinary Dividends	Return of Capital	Capital Gain Distribution
Series A Preferred Stock	$5.9000	$5.9000	$—	$—

Common Stock:
Class S	$4.2018	$3.2044	$0.9974	$—
Class S-1	$0.3200	$0.2440	$0.0760	$—
Class D	$4.2018	$3.2044	$0.9974	$—
Class I	$4.2018	$3.2044	$0.9974	$—
Class E	$4.2018	$3.2044	$0.9974	$—

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

Class F stockholders may not participate in our share repurchase plan until the earlier of (i) the date our NAV reaches $1.5 billion and (ii) March 23, 2028. However, Class F stockholders are entitled to request that we repurchase their shares in the event that there is a key person event or a material strategy change as defined in the terms of the Class F subscription agreement.

We did not receive any stockholder redemption requests in the year ended December 31, 2023.

Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby stockholders will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. The per share purchase price for shares purchased under the distribution reinvestment plan is equal to the transaction price at the time the distribution is payable. The transaction price will generally be equal to our prior month’s NAV per share for that share class. Stockholders do not pay upfront selling commissions when purchasing shares under the distribution reinvestment plan; however, all outstanding Class S, Class S-1 and Class D shares purchased under the distribution reinvestment plan will be subject to an ongoing stockholder servicing fee. The stockholder servicing fees for Class S shares, Class S-1 shares and Class D shares are calculated based on the NAV for those shares and reduce the NAV and the distributions payable with respect to shares of each such class.
Share-Based Compensation Plan
In November 2023, we granted 2,989 restricted shares of Class E common stock to our independent directors under the terms of our Incentive Plan. The restricted shares will become unrestricted shares of common stock on the first anniversary of the grant date unless forfeited, subject to certain conditions that accelerate vesting. As of December 31, 2023, we had 1,097,011 shares of common stock available for future issuance under the Incentive Plan.
9. Earnings per Common Share

Earnings per share for the year ended December 31, 2023 is computed as presented in the table below. We did not present a calculation for earnings per share for the year ended December 31, 2022, because we did not issue any common stock in the year ended December 31, 2022.

$ in thousands, except per share amount	Year Ended December 31, 2023
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	$451

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	1,576,538
Effect of dilutive securities:
Restricted stock awards	50
Dilutive Shares	1,576,588
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$0.29
Diluted	$0.29
10. Fair Value of Financial Instruments
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

	December 31, 2023
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Commercial real estate loan investments	$—	$—	$613,503	$613,503

Liabilities:
Revolving credit facility	—	—	14,000	14,000
Repurchase agreements	—	—	457,861	457,861
Total liabilities	$—	$—	$471,861	$471,861
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

$ in thousands	Year Ended December 31, 2023
Beginning Balance	$—
Loan originations and fundings	613,503
Net unrealized gain (loss)	—
Ending Balance at December 31, 2023	$613,503

The following table summarizes the significant unobservable inputs used in the fair value measurement of our investments in commercial loans:

Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)
Commercial loans	Discounted cash flow	Discount rate	8.52%	8.16% - 8.71%	2.12
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

Valuation of Revolving Credit Facility
We entered into our revolving credit facility with Goldman Sachs in December 2023. Given the uncertainty of future cash flows, including our ability to prepay without penalty, we determined the fair value of our revolving credit facility to approximate par.
The following table shows a reconciliation of the beginning and ending fair value measurements of our Goldman Sachs revolving credit facility:

$ in thousands	Year Ended December 31, 2023
Beginning Balance	$—
Proceeds from revolving credit facility	14,000
Repayment of revolving credit facility	—
Net unrealized gain (loss)	—
Ending Balance at December 31, 2023	$14,000
Valuation of Repurchase Agreements
We have entered into repurchase agreement facilities to provide floating rate financing for our commercial real estate loan investments. Our repurchase agreements are carried at fair value based on significant unobservable inputs and are classified as Level 3. The following table shows a reconciliation of the beginning and ending fair value measurements of our repurchase agreements:

$ in thousands	Year Ended December 31, 2023
Beginning Balance	$—
Transfers from Level 2	117,140
Borrowings under repurchase agreements	340,721
Repayments of repurchase agreements	—
Net unrealized gain (loss)	—
Ending Balance at December 31, 2023	$457,861
Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. Transfers into Level 3 for the year ended December 31, 2023 include the fair value of the outstanding principal balance for two repurchase agreements entered into in May and June 2023 and primarily relates to the reduction of available observable inputs.

The following table summarizes the significant unobservable inputs used in the fair value measurement of our repurchase agreements:

Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)
Repurchase agreements	Discounted cash flow	Discount rate	7.62%	7.31% - 7.86%	1.48
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

11. Related Party Transactions
Due to Affiliates

The following table details the components of due to affiliates as of December 31, 2023 (December 31, 2022: $76. See Note 5 - “Loan Payable - Related Party”).

As of
$ in thousands	December 31, 2023
Adviser commitment fee payable	$113
Advanced organizational costs	707
Advanced offering costs	1,293
Advanced debt issuance costs	3,727
Advanced general and administrative expenses(1)	2,993
Accrued stockholder servicing fees	1,334
Total	$10,167
(1) Advanced general and administrative expenses includes approximately $73,000 of prepaid expenses which are included in Other assets on our consolidated balance sheets.
Adviser Commitment Fee
We charge a commitment fee to borrowers in connection with the origination of each new loan. The commitment fee is calculated as a percentage of the whole loan at the time of the loan closing. We pay the Adviser 50% of the commitment fee (not to exceed 0.5% of the loan amount) as compensation for sourcing, structuring and negotiating the loan. The commitment fee income and related expense to the Adviser is reported as commitment fee income, net of related party expense on the consolidated statements of operations. As of December 31, 2023, we owed the Adviser $113,000 for commitment fees (as of December 31, 2022: None).
Organizational Costs and Offering Expenses
The Adviser has agreed to advance all of our organizational costs and offering expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through the earlier of (1) the date that our NAV reaches $1.0 billion and (2) March 31, 2024. Under the terms of our amended advisory agreement dated March 26, 2024, we will reimburse the Adviser for all of our organizational costs and offering expenses advanced through March 31, 2024 ratably over the 52 months commencing December 1, 2024.
Under the terms of our advisory agreement, organizational costs and offering expenses became a liability of the Company on March 23, 2023. Organizational costs and offering expenses include costs incurred by the Adviser prior to entering into the advisory agreement with the Company.
As of December 31, 2023, we owed the Adviser for organizational costs and offering expenses that the Adviser incurred on our behalf of approximately $707,000 and $1.3 million, respectively (December 31, 2022: None and None, respectively), that are recorded as a component of due to affiliates on our consolidated balance sheets.
Operating Expenses Reimbursement
The Adviser has agreed to advance our operating expenses, including debt issuance costs and general and administrative expenses, incurred through the earlier of (1) the date that our NAV reaches $500 million and (2) March 31, 2024. Under the terms of our amended advisory agreement dated March 26, 2024, we will reimburse the Adviser for all of our operating expenses advanced through March 31, 2024 ratably over 52 months commencing December 1, 2024.
As of December 31, 2023, the Adviser had incurred operating expenses, including debt issuance costs of $3.7 million (December 31, 2022: None) and general and administrative expenses of $3.0 million (December 31, 2022: None) on our behalf that are recorded as a component of due to affiliates on our consolidated balance sheets.

Following March 31, 2024, we will reimburse the Adviser at the end of each fiscal quarter for total operating expenses paid by the Adviser. However, we may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”). We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.
Stockholder Servicing Fees and Other Selling Commissions
We have entered into an agreement with the Dealer Manager in connection with the Continuous Offering. Under the terms of our agreement, the Dealer Manager is entitled to receive upfront selling commissions and stockholder servicing fees for Class S, Class S-1 and Class D shares sold in the Continuous Offering. The Dealer Manager reallows (pays) all or a portion of the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.
We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class S-1 share is sold during the Continuous Offering. During the year ended December 31, 2023, we paid approximately $15,000 of stockholder servicing fees with respect to the outstanding Class S-1 shares and did not incur stockholder servicing fees with respect to the outstanding Class S and Class D shares. As of December 31, 2022, we had not incurred selling commissions or stockholder servicing fees.
The following table summarizes the upfront selling commissions for each class of shares payable at the time of subscription and the stockholder servicing fee we pay the Dealer Manager on an annualized basis as a percentage of the NAV for such class:

	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Class F Shares
Maximum Upfront Selling Commissions (% of Transaction Price)	up to 3.5%	up to 3.5%	up to 1.5%	—	—	—
Stockholder Servicing Fee (% of NAV)	0.85%	0.85%	0.25%	—	—	—
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

We will not pay the Adviser a management fee with respect to our Class F shares. We will pay the Adviser a performance fee with respect to the Class F shares. The Class F performance fee payable with respect to each calendar year will be an amount equal to 10% of the excess of Performance Fee Income allocable to Class F Shares over a 6% annualized return on the Class F NAV per share. No performance fee is payable if the Performance Fee Income allocable to Class F is below the annualized 6% return in any calendar year or for a rolling two-year period.

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
Our Adviser is subject to the supervision and oversight of our Board and has only such functions and authority as we delegate to it. The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. We incurred $420,000 (December 31, 2022: None) of costs for support personnel provided by the Adviser for the year ended December 31, 2023 that are recorded as a component of due to affiliates on our consolidated balance sheets.
Related Party Share Ownership
The table below summarizes the number of shares and the total purchase price of the shares that have been purchased by affiliates as of December 31, 2023.

$ in thousands, except share amounts	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Total Purchase Price
Invesco Realty, Inc.(1)	1,052,487	—	1,052,487	1,052,487	1,052,464	$105,340
Members of our board of directors (2)	—	—	—	—	2,989	75
Total	1,052,487	—	1,052,487	1,052,487	1,055,453	$105,415

(1) Shares issued to Invesco Realty, Inc. are governed by the terms of the Invesco Subscription Agreement and classified as redeemable common shares on the consolidated balance sheet. See Note 7 - Redeemable Common Stock” for further information.
(2) Represents stock awards under our Share-Based Compensation Plan. See Note 8, “Stockholders’ Equity” for further information.

12. Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of December 31, 2023, we had unfunded commitments of $57.9 million for six of our commercial real estate loan investments. The unfunded commitments consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the weighted average remaining term of the related loans of 1.89 years.
We have also committed to pay counterparty legal, diligence and other fees in connection with new financing facilities in the ordinary course of business.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, we were not involved in any material legal proceedings.

13. Subsequent Events

Investment Portfolio Activity
Subsequent to December 31, 2023, we originated 4 commercial real estate loans with an aggregate outstanding principal amount of $204.4 million and a total loan amount of $283.1 million. The loans earn interest at one-month term SOFR plus a spread for a weighted average interest rate of 8.37% based on the interest rate in effect at origination.
Stockholders’ Equity
Subsequent to December 31, 2023, we issued the following stock:

$ in thousands except share amounts	Shares	Net Proceeds

Common Stock:
Class S	—	$—
Class S-1(1)(2)	1,489,171	36,917
Class D	—	—
Class I(3)(4)	664,466	16,494
Class E(5)(6)	58,617	1,455
Total	2,212,254	$54,866
(1)Includes 1,467,311 shares issued to retail investors for net proceeds of $36.9 million.
(2)Includes 21,860 shares issued under our distribution reinvestment plan for a total value of $550,000, which is excluded from Net Proceeds.
(3)Includes 656,221 shares issued to retail investors for net proceeds of $16.5 million.
(4)Includes 8,245 shares issued under our distribution reinvestment plan for a total value of $207,000, which is excluded from Net Proceeds.
(5)Includes 57,994 shares issued to retail investors for net proceeds of $1.5 million.
(6)Includes 623 shares issued under our distribution reinvestment plan for a total value of $16,000, which is excluded from Net Proceeds.
14. Quarterly Financial Data (unaudited)
Revision of Previously Issued Interim Financial Statements

In the fourth quarter of 2023, we identified interpretive guidance for public companies that is related to the accounting for and balance sheet classification of redeemable common stock issued to Invesco Realty, Inc. under the Invesco Subscription Agreement. We determined that we should classify common stock held by Invesco Realty, Inc. as redeemable common stock because our Adviser has been deemed to have control of the Company for accounting purposes. We have recorded the common stock held by Invesco Realty, Inc. at redemption value as of December 31, 2023. The reclassification of Invesco Realty, Inc’s common stock from stockholders’ equity to redeemable common stock did not have any impact on our net asset value, consolidated statement of operations or our consolidated statement of cash flows. For further information regarding redeemable common stock, see Note 2 - “Summary of Significant Accounting Policies - Redeemable Common Stock” and Note 7 - “Redeemable Common Stock”.

We concluded that the stockholders’ equity misclassification is immaterial to the interim condensed consolidated financial statements that were included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. The impacts of the reclassification on our consolidated balance sheet and the consolidated statement of changes in stockholders’ equity as of and for the nine months ended September 30, 2023 are as follows:

$ in thousands except share amounts	As Reported	Adjustment	As Revised

Redeemable common stock - related party	$—	$85,340	$85,340
Common stock, Class S shares, $0.01 par value per share, 500,000,000 shares authorized	9	(9)	—
Common stock, Class D shares, $0.01 par value per share, 500,000,000 shares authorized	9	(9)	—
Common stock, Class I shares, $0.01 par value per share, 500,000,000 shares authorized	9	(9)	—
Common stock, Class E shares, $0.01 par value per share, 500,000,000 shares authorized	9	(9)	—
Additional paid-in capital	85,313	(85,304)	9

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

INVESCO COMMERCIAL REAL ESTATE FINANCE TRUST, INC.
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2023

$ in thousands
Type of Loan(1)(2)	Description / Location	Interest Rate(3)	Maturity Date(4)	Periodic Payment Terms(5)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(6)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Senior Loan	Industrial / Phoenix	8.71%	6/9/2028	I	$—	$121,269	$121,269	$—
Senior Loan	Multifamily / San Jose	8.52%	6/9/2028	I	—	41,700	41,700	—
Senior Loan	Multifamily / New York	8.47%	8/9/2028	I	—	73,600	73,600	—
Senior Loan	Multifamily / Los Angeles	8.47%	8/9/2028	I	—	80,383	80,383	—
Senior Loan	Industrial / Miami	8.72%	9/9/2028	I	—	35,130	35,130	—
Senior Loan	Industrial / Richmond	8.71%	10/9/2028	I	—	31,560	31,560	—
Senior Loan	Industrial / Atlanta	8.71%	11/9/2028	I	—	78,784	78,784	—
Senior Loan	Multifamily / Dallas	8.17%	12/9/2028	I	—	60,077	60,077	—
Senior Loan	Multifamily / Seattle	8.32%	12/9/2028	I	—	68,500	68,500	—
Senior Loan	Multifamily / New York	8.36%	12/9/2028	I	—	22,500	22,500	—
Total loans					$—	$613,503	$613,503	$—
(1) Senior loans may include accommodation mezzanine loans in connection with the senior mortgage financing.
(2) Each individual mortgage loan exceeded 3% of the total carrying amount of our loan portfolio as of December 31, 2023.
(3) The interest rates are expressed as the one-month Term SOFR of the most recent interest period in effect as of December 31, 2023 plus a spread.
(4) Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.
(5) I = interest only until the stated maturity date of the loan.
(6) The tax basis of the loans included above is $615.9 million as of December 31, 2023.

Reconciliation of Carrying Value of Mortgage Loans on Real Estate:
The following table reconciles mortgage loans on real estate for the year ended December 31, 2023:

2023
Balance at beginning of period	$—
Additions during period:
Originations and fundings of new loans	613,503
Unrealized gain	—
Deductions during period:
Collection of principal	—
Unrealized loss	—
Balance at end of period	$613,503

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO COMMERCIAL REAL ESTATE FINANCE TRUST, INC.
Date:	March 29, 2024	By:	/s/ Hubert J. Crouch
Hubert J. Crouch
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date
By:	/s/ Hubert J. Crouch	Chief Executive Officer and Director	March 29, 2024
	Hubert J. Crouch	(Principal Executive Officer)

By:	/s/ R. Lee Phegley, Jr.	Chief Financial Officer	March 29, 2024
	R. Lee Phegley, Jr.	(Principal Financial and Accounting Officer)

By:	/s/ R. Scott Dennis	Chairperson of the Board	March 29, 2024
R. Scott Dennis

By:	/s/ James H. Forson	Director	March 29, 2024
James H. Forson

By:	/s/ R. David Kelly	Director	March 29, 2024
R. David Kelly

By:	/s/ J. Ray Nixon	Director	March 29, 2024
J. Ray Nixon

By:	/s/ Paul E. Rowsey	Director	March 29, 2024
Paul E. Rowsey

By:	/s/ Beth A. Zayicek	Director	March 29, 2024
Beth A. Zayicek