Form 10-Q
period 2024-03-31
Invesco Commercial Real Estate Finance Trust, Inc.
filed 2024-05-13
CIK 1976927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 6, 2024, there were 9,599,123 outstanding shares of common stock of Invesco Commercial Real Estate Finance Trust, Inc. comprised of 54,677 Class S common stock, 3,329,157 Class S-1 common stock, 54,677 Class D common stock, 1,265,896 Class I common stock, 147,368 Class E common stock, and 4,747,348 Class F common stock.

Invesco Commercial Real Estate Finance Trust, Inc.
Table of Contents

		Page
PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023	1

	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Common Stock for the three months ended March 31, 2024 and 2023	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	34

Item 4.	Controls and Procedures	36

PART II OTHER INFORMATION		37

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

SIGNATURES

PART I
ITEM 1.    FINANCIAL STATEMENTS
Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Balance Sheets
Unaudited

$ in thousands except share amounts	March 31, 2024	December 31, 2023
ASSETS
Commercial real estate loan investments, at fair value (including pledged loans of $782,798 and $591,003, respectively)	$824,333	$613,503
Cash and cash equivalents	5,960	1,975
Restricted cash	14,021	23,566
Interest receivable	3,191	2,448
Due from affiliates	228	—
Other assets	189	151
Total assets	$847,922	$641,643

LIABILITIES
Repurchase agreements, at fair value	$609,981	$457,861
Revolving credit facility, at fair value	18,000	14,000
Interest payable	2,207	1,687
Dividends and distributions payable (including $2,273 and $2,363 due to related party, respectively)	4,197	3,138
Accounts payable, accrued expenses and other liabilities	15,268	23,978
Due to affiliates	15,327	10,167
Total liabilities	664,980	510,831

Commitments and contingencies (See Note 11)

Redeemable common stock - related party (see Note 6)	$105,340	$105,340

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized
12.5% Series A Cumulative Redeemable Preferred Stock, 228 shares issued and outstanding ($228 aggregate liquidation preference)	205	205
Common stock, Class S shares, $0.01 par value per share, 500,000,000 shares authorized	—	—
Common stock, Class S-1 shares, $0.01 par value per share, 500,000,000 shares authorized	25	11
Common stock, Class D shares, $0.01 par value per share, 500,000,000 shares authorized	—	—
Common stock, Class I shares, $0.01 par value per share, 500,000,000 shares authorized	10	3
Common stock, Class E shares, $0.01 par value per share, 500,000,000 shares authorized	1	—
Common stock, Class F shares, $0.01 par value per share, 500,000,000 shares authorized	—	—
Additional paid-in capital	86,288	32,549
Accumulated deficit	(8,927)	(7,296)
Total stockholders’ equity	77,602	25,472
Total liabilities, redeemable common stock and stockholders’ equity	$847,922	$641,643
The accompanying notes are an integral part of these condensed consolidated financial statements.

,
Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Operations
Unaudited

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

$ in thousands except share and per share amounts
Net Interest Income
Commercial real estate loan interest income	$15,140	$—
Other interest income	241	—
Interest expense	(10,406)	—
Net interest income	4,975	—

Other Income (Expense)
Unrealized gain (loss) on commercial real estate loan investments, net	918	—
Unrealized gain (loss) on repurchase agreements, net	(723)	—
Commitment fee income, net of related party expense of $1,398 and $0, respectively	1,398	—
Other income	101	—
Total other income (expense), net	1,694	—

Expenses
Management and performance fees - related party	350	—
Debt issuance costs related to borrowings, at fair value	469	652
Organizational costs	5	450
General and administrative	1,158	25
Total expenses	1,982	1,127

Net income (loss)	4,687	(1,127)
Dividends to preferred stockholders	(7)	—
Net income (loss) attributable to common stockholders	$4,680	$(1,127)

Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$0.65	$—
Diluted	$0.65	$—
Weighted average number of shares of common stock
Basic	7,183,194	—
Diluted	7,183,777	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Common Stock
Unaudited

	Series A Preferred Stock	Class S Common Stock	Class S-1 Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class F Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Redeemable Common Stock
$ in thousands
Balance as of December 31, 2023	$205	$—	$11	$—	$3	$—	$—	$32,549	$(7,296)	$25,472	$105,340
Net income (loss)	—	—	—	—	—	—	—	—	4,687	4,687	—
Proceeds from issuance of common stock, net of offering costs	—	—	14	—	7	1	—	52,949	—	52,971	—
Common stock distribution reinvestment	—	—	—	—	—	—	—	773	—	773	—
Common stock dividends	—	—	—	—	—	—	—	—	(6,311)	(6,311)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(7)	(7)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	17	—	17	—
Balance as of March 31, 2024	$205	$—	$25	$—	$10	$1	$—	$86,288	$(8,927)	$77,602	$105,340

	Series A Preferred Stock	Class S Common Stock	Class S-1 Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Redeemable Common Stock
$ in thousands
Balance as of December 31, 2022	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss)	—	—	—	—	—	—	—	(1,127)	(1,127)	—
Balance as of March 31, 2023	$—	$—	$—	$—	$—	$—	$—	$(1,127)	$(1,127)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
$ in thousands
Cash flows from operating activities:
Net income (loss)	$4,687	$(1,127)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized (gain) loss on commercial real estate loan investments, net	(918)	—
Unrealized (gain) loss on repurchase agreements, net	723	—
Debt issuance costs	469	652
Amortization of equity based compensation	17	—
Change in operating assets and liabilities:
Increase in operating assets	(776)	(75)
Increase in due from affiliates	(228)	—
Increase in operating liabilities	1,355	—
Increase in due to affiliates	3,106	549
Net cash provided by (used in) operating activities	8,435	(1)
Cash flows from investing activities:
Originations and fundings of commercial real estate loans	(209,912)	—
Net cash used in investing activities	(209,912)	—
Cash flows from financing activities:
Proceeds from revolving credit facility	91,000	—
Repayment of revolving credit facility	(87,000)	—
Proceeds from repurchase agreements	151,397	—
Proceeds from issuance of common stock, net of offering costs	31,213	—
Proceeds from subscriptions paid in advance	14,021	—
Cash paid for debt issuance costs	(228)	—
Payments of dividends	(4,486)	—
Net cash provided by financing activities	195,917	—

Net change in cash, cash equivalents and restricted cash	(5,560)	(1)
Cash, cash equivalents and restricted cash, beginning of period	25,541	30
Cash, cash equivalents and restricted cash, end of period	$19,981	$29

Supplemental disclosures:
Interest paid	$9,886	$—
Non-cash investing and financing activities:
Dividends and distributions declared not paid	$4,188	—
Common stock distribution reinvestment	$773	$—
Deferred offering costs due to affiliate	$5	$243
Offering costs due to affiliates	$1,808	$—
Debt issuance costs due to affiliate	$241	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Notes to Condensed Consolidated Financial Statements
1.Organization and Business Purpose
Invesco Commercial Real Estate Finance Trust, Inc. (the “Company” or “we”) is a Maryland corporation incorporated in October 2022. Our primary investment strategy is to originate, acquire and manage a diversified portfolio of loans and debt-like preferred equity interests secured by, or unsecured but related to, commercial real estate. We commenced investing activities in May 2023 and have one operating segment.
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
We are engaging in a continuous, unlimited private offering of our common stock to “accredited investors” (as defined by Rule 501 under the Securities Act) (the “Continuous Offering”) under exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Certain disclosures included in our Annual Report on Form 10-K are not required to be included on an interim basis in our quarterly reports on Form 10-Q. We have condensed or omitted these disclosures. Therefore, this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023.
Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and consolidate the financial statements of the Company and its controlled subsidiaries. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of our financial condition and results of operations for the period presented.
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
Significant Accounting Policies
There have been no changes to our accounting policies included in Note 2 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2023.

3.Commercial Real Estate Loan Investments
The table below summarizes our investments in commercial real estate loans as of March 31, 2024 and December 31, 2023.

$ in thousands
Loan Type	Loan Amount(1)	Principal Balance Outstanding	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Life (years)(3)
March 31, 2024
Senior loans(4)	$954,506	$823,415	$824,333	8.46%	4.56
Total	$954,506	$823,415	$824,333	8.46%	4.56
December 31, 2023
Senior loans(4)	$671,406	$613,503	$613,503	8.53%	4.69
Total	$671,406	$613,503	$613,503	8.53%	4.69
(1)Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. Loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread.
(3)Assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.
(4)Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and accommodation mezzanine loans in connection with the senior mortgage financing.
The tables below detail the property type and geographic distribution of the properties securing our commercial real estate loans as of March 31, 2024 and December 31, 2023.

$ in thousands	March 31, 2024		December 31, 2023
Property Type	Fair Value	Percentage	Fair Value	Percentage
Multifamily	$552,209	67.0%	$346,760	56.5%
Industrial	272,124	33.0%	266,743	43.5%
Total	$824,333	100.0%	$613,503	100.0%

$ in thousands	March 31, 2024		December 31, 2023
Geographic Location(1)	Fair Value	Percentage	Fair Value	Percentage
West	$410,009	49.8%	$311,852	50.8%
South	237,633	28.8%	173,991	28.4%
East	176,691	21.4%	127,660	20.8%
Total	$824,333	100.0%	$613,503	100.0%
(1) All of the properties securing our commercial real estate loans are located within the United States.
The weighted average loan-to-value ratio, a metric utilized in the fair value measurement of our commercial real estate loan investments, for our 14 loan investments was approximately 65% based on the independent property appraisals at the time of origination.

4.Borrowings
The table below summarizes our repurchase agreement and revolving line of credit borrowings as of March 31, 2024 and December 31, 2023.

		March 31, 2024				December 31, 2023
$ in thousands	Maturity Date	Weighted Average Interest rate(1)	Maximum Facility Size	Amount Outstanding	Fair Value	Amount Outstanding	Fair Value
Repurchase Agreements:
Morgan Stanley Bank N.A.(2)	5/25/25	7.64%	$500,000	$282,023	$282,347	$174,209	$174,209
Citibank N.A.(3)	6/1/2025 (original); 6/1/2027 (fully extended)	7.60%	200,000	61,464	61,519	61,464	61,464
Bank of Montreal(4)	7/18/2025 (original); 7/14/2028 (fully extended)	7.41%	279,424	265,771	266,115	222,188	222,188
Total Repurchase Agreements		7.54%	979,424	609,258	609,981	457,861	457,861
Revolving Credit Facility(5)		8.26%	100,000	18,000	18,000	14,000	14,000
Total		7.56%	$1,079,424	$627,258	$627,981	$471,861	$471,861
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

The following table shows the aggregate amount of maturities of our outstanding borrowings over the next five years and thereafter as of March 31, 2024:

Year	Repurchase Agreements(1)	Revolving Credit Facility	Total
$ in thousands
2024 (remaining)	$—	$18,000	$18,000
2025	609,258	—	609,258
2026	—	—	—
2027	—	—	—
2028	—	—	—
2029	—	—	—
Thereafter	—	—	—
Total	$609,258	$18,000	$627,258
(1) Assumes no extension options are exercised; however, borrowing facilities may be extended at our option subject to lender approval, as applicable.

Repurchase Agreements
We have pledged our commercial real estate loan investments with a fair value of approximately $782.8 million as collateral for our repurchase agreements. We segregate the commercial real estate loans that we have pledged as collateral in our books and records. Our repurchase agreement counterparties have the right to resell or repledge the collateral posted but have the obligation to return the pledged collateral upon maturity of the repurchase agreement.
We may be required to post margin under our repurchase agreements if there is a material adverse change in the credit characteristics of a particular loan with respect to the underlying property, borrower, or particular real estate market. We were not required to post any margin under our repurchase agreements as of March 31, 2024. A margin deficiency may generally result from either a decline in the underlying loan’s market value or a shortfall in operating performance of the property. Our repurchase agreement counterparties generally retain the right to determine the fair value of the underlying collateral in their sole discretion. Subject to applicable thresholds, we would generally be required to post cash as collateral. We may finance multiple commercial loan investments under a repurchase agreement; therefore, a margin excess in one asset could help mitigate a margin deficiency in another asset under the same repurchase agreement. We intend to maintain a level of liquidity that will enable us to meet margin calls.
Our repurchase agreements are subject to certain liquidity, tangible net worth and leverage covenants. We were in compliance with these covenants as of March 31, 2024.
Revolving Credit Facility
Our revolving credit facility is secured by uncalled capital subscriptions under the terms of the Invesco Subscription Agreement and the Class F Subscription Agreement. See Note 6 - “Redeemable Common Stock - Related Party” and Note 7 - “Stockholders’ Equity”, respectively, where each is more fully described. Borrowings under the facility bear interest at one-month Term SOFR or the prime rate plus a spread. The revolving credit facility allows for the ability to obtain tranches of term financing in addition to general borrowings under an Uncommitted Tranche (as defined in the credit agreement). At March 31, 2024, the amount outstanding under the facility was drawn from the Uncommitted Tranche. The Uncommitted Tranche is due on demand (15 business days after notice); any Funded Tranche (as defined in the credit agreement) is due no later than (a) three years from issuance or (b) 360 days after notice; and all amounts outstanding under the facility are due 30 days prior to the last date on which capital calls may be issued. As of March 31, 2024, we had an available balance of $82.0 million under the facility. The facility is prepayable without penalty.
Our revolving credit facility is subject to certain affirmative and negative covenants including a limitation on indebtedness. We were in compliance with these covenants as of March 31, 2024.
5.Accounts payable, accrued expenses and other liabilities
The following table details the components of accounts payable, accrued expenses and other liabilities as of March 31, 2024 and December 31, 2023.

$ in thousands	March 31, 2024	December 31, 2023
Accounts payable and accrued expenses	$13	$14
Subscriptions paid in advance (1)	14,021	23,566
Other liabilities	1,234	398
Total	$15,268	$23,978
(1) Represents subscriptions received by our transfer agent prior to the date the subscriptions are effective.
6.Redeemable Common Stock - Related Party
Invesco Realty, Inc. (“Invesco Realty”), an affiliate of Invesco, has committed to purchase up to $300.0 million in shares of our common stock. We may call $150.0 million in capital under a subscription agreement (the “Invesco Subscription Agreement”) in one or more closings through March 23, 2028. We may also call up to $150.0 million in additional capital if needed to avoid triggering any concentration limit imposed by a third party in connection with its distribution or placement of our shares. Invesco Realty may not submit its shares for repurchase under the share repurchase plan described in Note 10 - “Related Party Transactions” until the earlier of March 23, 2028 and the date that our aggregate NAV is at least $1.5 billion. We can only accept a repurchase request from Invesco Realty after all requests from unaffiliated stockholders have been fulfilled. We may elect to repurchase all or any portion of the shares acquired by Invesco Realty at any time at a per share price equal to the most recently determined NAV per share for each class (or another transaction price we believe reflects the NAV per share more appropriately than the prior month’s NAV per share). The Adviser or its affiliate must continue to hold at least $200,000 in shares for so long as Invesco or any affiliate thereof serves as our external adviser.
As of March 31, 2024, we have called $105.3 million of capital under the Invesco Subscription Agreement and may call an additional $44.7 million of the initial $150 million capital committed under the Invesco Subscription Agreement.
The following tables summarize the changes in our outstanding shares of redeemable common stock for the three months ended March 31, 2024:

$ in thousands	Class S Redeemable Common Stock	Class D Redeemable Common Stock	Class I Redeemable Common Stock	Class E Redeemable Common Stock	Total Redeemable Common Stock
Balance as of December 31, 2023	$26,335	$26,335	$26,335	$26,335	$105,340
Proceeds from issuance of redeemable common stock	—	—	—	—	—
Adjustment to carrying value of redeemable common stock	—	—	—	—	—
Balance as of March 31, 2024	$26,335	$26,335	$26,335	$26,335	$105,340

	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total Redeemable Common Shares

Balance as of December 31, 2023	1,052,487	1,052,487	1,052,487	1,052,464	4,209,925
Issuance of redeemable common stock	—	—	—	—	—
Balance as of March 31, 2024	1,052,487	1,052,487	1,052,487	1,052,464	4,209,925
7.Stockholders’ Equity
Stapled Unit Offerings of Preferred and Common Stock
As of March 31, 2024 and December 31, 2023, 111 Stapled Units and 117 New Stapled Units were issued and outstanding. Each Stapled Unit consists of one share of 12.5% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), one Class S share, one Class D share and one Class I share. Each New Stapled Unit consists of one share of Series A Preferred Stock and one Class S-1 share. The Stapled Unit and New Stapled Unit holders cannot separate the individual shares of stock that constitute the Stapled Unit and New Stapled Units and can only sell or transfer the Stapled Unit and New Stapled Units as a unit. Holders of Stapled Units and New Stapled Units are not eligible to participate in the share repurchase plan discussed below.
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

Common Stock
The table below summarizes the changes in our outstanding shares of common stock for the three months ended March 31, 2024. There were no Class F shares issued or outstanding as of March 31, 2023.

	Three Months Ended March 31, 2024
	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Total
Total Outstanding Shares as of December 31, 2023	1,052,598	1,054,174	1,052,598	1,383,506	1,067,805	5,610,681
Issuance of common shares to unaffiliated stockholders	—	1,467,311	—	656,221	57,994	2,181,526
Common stock distribution reinvestment	—	21,860	—	8,245	622	30,727
Total Outstanding Shares as of March 31, 2024	1,052,598	2,543,345	1,052,598	2,047,972	1,126,421	7,822,934
In December 2023, we entered into a subscription agreement (the “Class F Subscription Agreement”) with an institutional investor to purchase up to $200 million of Class F shares. The initial purchase price for Class F shares will be the prior month’s NAV per share of Class E shares. For a discussion of fees paid to the Adviser with respect to Class F shares, see Note 10 - “Related Party Transactions - Management Fee and Performance Fee”.
Distributions
For the three months ended March 31, 2024, we declared distributions of $6.3 million. We accrued $4.2 million for distributions payable, of which $2.3 million was accrued for distributions payable to related parties, in our condensed consolidated balance sheets as of March 31, 2024. We did not declare any Class F distributions during the three months ended March 31, 2023.
The table below details the aggregate distributions declared per share for each applicable class of stock for the three months ended March 31, 2024.

	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares
Aggregate distribution declared per share	$0.8600	$0.8600	$0.8600	$0.8600	$0.8600
Stockholder servicing fee per share	—	(0.0534)	—	—	—
Net distribution declared per share	$0.8600	$0.8066	$0.8600	$0.8600	$0.8600
Share Repurchase Plan
We have adopted a share repurchase plan for our common stock. On a monthly basis, our stockholders may request that we repurchase all or any portion of their shares. We may choose, in our discretion, to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any month, subject to the limitations in the share repurchase plan.
Under its subscription agreement, the Class F stockholder may not participate in our share repurchase plan until the earlier of (i) the date our NAV reaches $1.5 billion and (ii) March 23, 2028. However, the Class F stockholder is entitled to request that we repurchase their shares in the event that there is a key person event or a material strategy change as defined in the terms of the Class F subscription agreement.
We did not receive any stockholder repurchase requests in the three months ended March 31, 2024.
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

8.Earnings per Common Share
Earnings per share for the three months ended March 31, 2024 is computed as presented in the table below. We did not present a calculation for earnings per share for the three months ended March 31, 2023 because we did not issue any common stock until May 2023.

For the Three Months Ended
$ in thousands, except per share amount	March 31, 2024
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	$4,680

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	7,183,194
Effect of dilutive securities:
Restricted stock awards	583
Dilutive Shares	7,183,777
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$0.65
Diluted	$0.65

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

	March 31, 2024
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Commercial real estate loan investments	$—	$—	$824,333	$824,333

Liabilities:
Revolving credit facility	—	—	18,000	18,000
Repurchase agreements	—	—	609,981	609,981
Total liabilities	$—	$—	$627,981	$627,981

	December 31, 2023
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Commercial real estate loan investments	$—	$—	$613,503	$613,503

Liabilities:
Revolving credit facility	—	—	14,000	14,000
Repurchase agreements	—	—	457,861	457,861
Total liabilities	$—	$—	$471,861	$471,861
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

$ in thousands	Three Months Ended March 31, 2024
Beginning Balance	$613,503
Loan originations and fundings	209,912
Net unrealized gain (loss)	918
Ending Balance at March 31, 2024	$824,333
The following table summarizes the significant unobservable inputs used in the fair value measurement of our investments in commercial loans:

Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)(1)
Commercial loans	Discounted cash flow	Discount rate	8.28%	7.92% - 8.47%	0.85
(1) Based on expected cash flows and potential prepayments.

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
The following table shows a reconciliation of the beginning and ending fair value measurements of our revolving credit facility:

$ in thousands	Three Months Ended March 31, 2024
Beginning Balance	$14,000
Proceeds from revolving credit facility	91,000
Repayment of revolving credit facility	(87,000)
Net unrealized (gain) loss	—
Ending Balance at March 31, 2024	$18,000
Valuation of Repurchase Agreements
We have entered into repurchase agreement facilities to provide floating rate financing for our commercial real estate loan investments. Our repurchase agreements are carried at fair value based on significant unobservable inputs and are classified as Level 3. The following table shows a reconciliation of the beginning and ending fair value measurements of our repurchase agreements:

$ in thousands	Three Months Ended March 31, 2024
Beginning Balance	$457,861
Borrowings under repurchase agreements	151,397
Net unrealized (gain) loss	723
Ending Balance at March 31, 2024	$609,981
The following table summarizes the significant unobservable inputs used in the fair value measurement of our repurchase agreements:

Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)(1)
Repurchase agreements	Discounted cash flow	Discount rate	7.35%	7.07% - 7.62%	0.80
(1) Based on expected cash flows and potential prepayments.
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

10.Related Party Transactions
Due to/from Affiliates
Our due from affiliates balance consists of amounts paid by the Company that are due to us from the Adviser under the terms of our advisory agreement and totaled $228,000 as of March 31, 2024. (December 31, 2023: None).
The following table details the components of due to affiliates as of March 31, 2024 and December 31, 2023.

$ in thousands	March 31, 2024	December 31, 2023
Adviser commitment fee payable	$1,510	$113
Advanced organizational costs	713	707
Advanced offering costs	1,281	1,293
Advanced debt issuance costs	4,196	3,727
Advanced general and administrative expenses(1)	4,117	2,993
Accrued stockholder servicing fees	3,160	1,334
Accrued management fee	145	—
Accrued performance fee	205	—
Total	$15,327	$10,167
(1) Advanced general and administrative expenses as of March 31, 2024 and December 31, 2023 includes approximately $106,000 and $73,000, respectively, of prepaid expenses which are included in other assets on our condensed consolidated balance sheets.
Adviser Commitment Fee
We charge a commitment fee to borrowers in connection with the origination of each new loan. The commitment fee is calculated as a percentage of the whole loan at the time of the loan closing. We pay the Adviser 50% of the commitment fee (not to exceed 0.5% of the loan amount) as compensation for sourcing, structuring and negotiating the loan. The commitment fee income and related expense to the Adviser is reported as commitment fee income, net of related party expense on the condensed consolidated statements of operations.
Organizational Costs and Offering Expenses
Under the terms of our amended and restated advisory agreement dated April 24, 2024, the Adviser has agreed to advance all of our organizational costs and offering expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through May 31, 2024. We will reimburse the Adviser for all of our organizational costs and offering expenses advanced through May 31, 2024 ratably over 52 months commencing December 1, 2024.
Under the terms of our advisory agreement, organizational costs and offering expenses became a liability of the Company on March 23, 2023. Organizational costs and offering expenses include costs incurred by the Adviser prior to entering into the advisory agreement with the Company.
Operating Expenses Reimbursement
Under the terms of our amended and restated advisory agreement dated April 24, 2024, the Adviser has agreed to advance our operating expenses, including debt issuance costs and general and administrative expenses, incurred through May 31, 2024. We will reimburse the Adviser for all of our operating expenses advanced through May 31, 2024 ratably over 52 months commencing December 1, 2024.
Following May 31, 2024, we will reimburse the Adviser at the end of each fiscal quarter for total operating expenses paid by the Adviser. However, we may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”). We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

Stockholder Servicing Fees and Other Selling Commissions
The Dealer Manager is entitled to receive upfront selling commissions and stockholder servicing fees for Class S, Class S-1 and Class D shares sold in the Continuous Offering. The Dealer Manager reallows (pays) all or a portion of the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers and will waive stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such service.
We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class S-1 share is sold during the Continuous Offering. During the three months ended March 31, 2024, we paid approximately $86,000 of stockholder servicing fees with respect to the outstanding Class S-1 shares and did not incur stockholder servicing fees with respect to the outstanding Class S and Class D shares. During the year ended December 31, 2023, we paid approximately $15,000 of stockholder servicing fees with respect to the outstanding Class S-1 shares and did not incur stockholder servicing fees with respect to the outstanding Class S and Class D shares.
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
Management Fee and Performance Fee
We will pay the Adviser a management fee equal to 1.0% per annum of NAV, calculated monthly before giving effect to any accruals for the management fee, stockholder servicing fees, performance fees or any distributions with respect to our Class S shares, Class S-1 shares, Class D shares and Class I shares. We will also pay the Adviser a Performance Fee equal to 10% of our “Performance Fee Income” with respect to our Class S shares, Class S-1 shares, Class D shares and Class I shares. Performance Fee Income with respect to each class of common shares subject to a performance fee means the net income (determined in accordance with U.S. GAAP) allocable to such class of common shares subject to adjustment as defined under the terms of our advisory agreement. During the period that the Adviser is advancing our organizational, offering and operating expenses, net income for purposes of the performance fee calculation will exclude these advanced expenses for the period incurred under US GAAP. After the period that the Adviser is advancing our organizational, offering and operating expenses, net income for purposes of the performance fee calculation will include previously advanced expenses that are to be repaid to the Adviser during the period. We will not pay the Adviser a performance fee with respect to any class of shares that has a negative total return per share for the calendar year. For purposes of the performance fee calculation, total return per share is defined as an amount equal to: (i) the cumulative distributions per share accrued with respect to such class of common shares since the beginning of the calendar year plus (ii) the change in NAV per share of such class of common shares since the beginning of the calendar year, prior to giving effect to (y) any accrual for performance fees with respect to such class of common shares or (z) any applicable stockholder servicing fees. We will not pay the Adviser a management or performance fee with respect to our Class E shares.
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
Management fees and performance fees began to accrue on March 1, 2024. Management fees will be accrued monthly and paid quarterly in arrears and performance fees will be paid annually. For the three months ended March 31, 2024, we accrued management fees and performance fees of $145,000 and $205,000, respectively.
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
Our Adviser is subject to the supervision and oversight of our Board and has only such functions and authority as we delegate to it. The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. We incurred $232,000 of costs for support personnel provided by the Adviser for the three months ended March 31, 2024 that are recorded as a component of due to affiliates on our consolidated balance sheets. We did not incur any costs for support personnel provided by the Adviser for the three months ended March 31, 2023.
Related Party Share Ownership
The table below summarizes the number of shares and the total purchase price of the shares that have been purchased by affiliates as of March 31, 2024.

$ in thousands, except share amounts	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Total Purchase Price
Invesco Realty, Inc.(1)	1,052,487	—	1,052,487	1,052,487	1,052,464	$105,340
Members of our board of directors (2)	—	—	—	—	11,018	278
Total	1,052,487	—	1,052,487	1,052,487	1,063,482	$105,618
(1) Shares issued to Invesco Realty, Inc. are governed by the terms of the Invesco Subscription Agreement and classified as redeemable common shares on our condensed consolidated balance sheets. See Note 6 - “Redeemable Common Stock - Related Party” for further information.
(2) Represents shares issued to members of our board of directors, including stock awards under our Share-Based Compensation Plan.
11.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of March 31, 2024, we had unfunded commitments of $131.1 million for ten of our commercial real estate loan investments. The unfunded commitments consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the weighted average remaining term of the related loans of 2.61 years.
We have also committed to pay counterparty legal, diligence and other fees in connection with new financing facilities in the ordinary course of business.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, the Company was not involved in any material legal proceedings.

12.Subsequent Events
Investment Portfolio Activity
Subsequent to March 31, 2024, we originated two commercial real estate loans with an aggregate outstanding principal amount of $99.7 million and a total loan amount of $216.1 million. The loans earn interest at one-month term SOFR plus a spread for a weighted average interest rate of 8.35% based on the interest rate in effect at origination.
Financing Activity
Subsequent to March 31, 2024, we entered into a repurchase agreement facility with Barclays Bank PLC. The repurchase agreement has a maximum facility size of $250.0 million and bears interest at a one-month term SOFR plus a spread.
Stockholders’ Equity
Subsequent to March 31, 2024, we issued the following stock:

$ in thousands except share amounts	Shares	Net Proceeds
Common Stock:
Class S	—	$—
Class S-1(1)(2)	785,812	19,079
Class D	—	—
Class I(3)(4)	216,749	5,112
Class E(5)(6)(7)	16,919	265
Class F(8)	4,747,348	120,000
Total	5,766,828	$144,456
(1)Includes 756,834 shares issued to retail investors for net proceeds of $19.1 million.
(2)Includes 28,978 shares issued under our distribution reinvestment plan for a total value of $734,000, which is excluded from Net Proceeds.
(3)Includes 203,267 shares issued to retail investors for net proceeds of $5.1 million.
(4)Includes 13,482 shares issued under our distribution reinvestment plan for a total value of $341,000, which is excluded from Net Proceeds.
(5)Includes 10,507 shares issued to retail investors for net proceeds of $265,000.
(6)Includes 620 shares issued under our distribution reinvestment plan for a total value of $16,000, which is excluded from Net Proceeds.
(7)Includes 5,792 shares to our Advisor as payment for the management fee for total consideration of $145,000, which is excluded from Net Proceeds.
(8)Includes 4,747,348 shares issued to an institutional investor under the Class F Subscription Agreement for net proceeds of $120.0 million. See Note 7 - “Stockholders’ Equity”.
Share Repurchases
On April 30, 2024, we elected to repurchase 3,990,638 shares of our redeemable common stock from Invesco Realty, Inc. pursuant to the Invesco Subscription Agreement for an aggregate repurchase price of $100.0 million. The shares were not repurchased under the share repurchase plan. See Note 6 - “Redeemable Common Stock - Related Party”.

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
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes to our unaudited condensed consolidated financial statements, which are included in Item 1 of this Quarterly Report, as well as the information contained in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
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
Forward-looking statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are difficult to predict and are generally beyond our control. Although we make such statements based on assumptions we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations as a result of several factors, including, but not limited to the following: our limited operating history; conflicts of interest with our Adviser; our Adviser’s broad discretion; risks related to the origination or acquisition of whole loans; creditor risks with respect to our portfolio; our investments becoming distressed or illiquid; our ability to obtain leverage; increases to our leverage ratio above our target; use of repurchase agreements for our financing; no limitations on our amount of short-term corporate debt; and other factors described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our Annual Report on Form 10-K filed with the SEC. Considering the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. We caution you not to rely unduly on any forward-looking statements and urge you to carefully consider the factors. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
We are externally managed by Invesco Advisers, Inc. (the “Adviser”), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd., an independent global investment management firm. Our Adviser utilizes the personnel and global resources of Invesco Real Estate to provide investment management services to us. We intend to qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2023. To maintain our REIT qualifications, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits our exclusion from the definition of an “Investment Company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
We are engaging in a continuous, unlimited private offering of our common stock to “accredited investors” (as defined by Rule 501 promulgated pursuant to the Securities Act) (the “Continuous Offering”) under exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws.

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
Market Conditions
During the first quarter of 2024, the Company originated four commercial real estate loans with an aggregate total loan commitment amount of $283.1 million and a spot coupon of 12.35% based on weighted average interest rate of SOFR + 7.03% on our net committed equity position as of March 31, 2024. The weighted average interest rate spread on our net committed equity position is comprised of the difference between the spread on our commercial real estate loans applied to the committed loan amounts less the spread on our borrowings applied to the total financing. This difference is divided by our net committed equity position. The weighted average interest rate is this spread combined with the Term SOFR benchmark rate in effect at March 31, 2024, after considering any impact of the interest floor.
Credit spreads on both whole loan originations and senior financing tightened in the first quarter, with the Company benefiting from tighter spreads on its senior financing facilities.
Real estate capital market sentiment fluctuated during the first quarter as expectations of near-term rate cuts tempered following the most recent CPI index reports. As the Federal Reserve kept their benchmark rate unchanged at 5.25%-5.50%, there are signs suggesting that real estate sellers have accepted the lower real estate valuations in their portfolios as the bid-ask spread narrowed. The Company has benefited from continued interest rate elevation as borrowers seek financing for new acquisitions or upcoming loan maturities in a market where alternative lenders are still attractive given the continued retrenchment of the banks.
Outlook
We believe the current capital market dislocation has created an opportunity to originate attractive loans with credit/structuring profiles at a premium to historical pricing. We expect relatively low transaction volume to continue through 2024 due in part to the current relatively restrictive lending environment, which we expect to continue until the Federal Reserve begins cutting interest rates. We will continue to monitor interest rate uncertainty along with its resulting impact on real estate capital markets.
As noted, we have seen a tightening of credit spreads that we expect to continue due to increased competition among debt funds as well as a decrease in cost of capital from senior financing facilities such as warehouse and repo lines. The tightening of spreads may result in impacts to valuations to varying degrees as well as impact to resulting interest and spot coupon rates.
CMBS markets saw an increase in transaction activity in 2024 compared to Q4 2023 but activity remained muted year-over-year and banks are consistently selective in providing commercial real estate financing, with some regional banks recently seeking ancillary business and deposits alongside loan originations. We believe limited bank and CMBS activity should allow us to continue to access high quality loans with desirable credit metrics, and diversify our sponsor/borrower base to include additional institutional groups. This limited activity may also result in reduced liquidity for sponsors/borrowers when they reach loan maturities in the next few years. We will continue to monitor bank and CMBS activity throughout 2024 and the resulting liquidity impact it may have on sponsor/borrower loan payoffs in our portfolio.
Overall, we believe the Company is positioned well to continue to aggregate loan originations in sectors/markets with high conviction and build relationships with sponsors/borrowers with strong balance sheets and stable track records. We believe that our “credit over yield” investment philosophy will allow us to provide durable current income to stockholders while seeking to minimize risk during the current market environment.

Q1 2024 Highlights
Capital Activity and Distributions
•Declared monthly net distributions totaling $6.3 million for the three months ended March 31, 2024.
•Raised $31.2 million of net proceeds from the sale of our common stock through our Continuous Offering during the three months ended March 31, 2024.
Investments
•Originated a floating rate senior commercial real estate loan with a total commitment amount of $61.5 million and outstanding principal amount of $61.0 million as of March 31, 2024. The underlying property is a multifamily property located within the Houston metropolitan statistical area.
•Originated a floating rate senior commercial real estate loan with a total commitment amount of $120.0 million and outstanding principal amount of $47.7 million as of March 31, 2024. The underlying property is a multifamily property located within the New York metropolitan statistical area.
•Originated a floating rate senior commercial real estate loan with a total commitment amount of $56.6 million and outstanding principal amount of $54.3 million as of March 31, 2024. The underlying property is a multifamily property located within the Los Angeles metropolitan statistical area.
•Originated a floating rate senior commercial real estate loan with a total commitment amount of $45.0 million and outstanding principal amount of $41.5 million as of March 31, 2024. The underlying property is a multifamily property located within the Los Angeles metropolitan statistical area.
Financing Activity
•Received net borrowings of $4.0 million from our revolving credit facility during the three months ended March 31, 2024.
•Received net borrowings of $151.4 million from our repurchase agreements during the three months ended March 31, 2024.
Financial Condition
Investment Activities
We commenced investing in commercial real estate loans in May 2023. As of March 31, 2024, we originated 14 commercial real estate loans with a fair value of $824.3 million. We elected the fair value option for our commercial real estate loan investments and, accordingly, we recognize any origination costs or fees associated with the loans in the period of origination. Our loan investments earn interest at term SOFR plus a spread and had a weighted average interest rate of 8.46% as of March 31, 2024.
The following table details overall statistics for our loan portfolio as of March 31, 2024:

$ in thousands	Balance Sheet Portfolio
Number of investments	14
Principal balance	$823,415
Fair value	$824,333
Unfunded loan commitments(1)	$131,091
Weighted-average interest rate(2)	8.46%
Weighted-average maximum maturity (years)(3)	4.56
Origination loan to value (LTV)(4)	65%

(1) Unfunded commitments will primarily be funded to finance construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These future commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2) Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. Loans earn interest at the one-month Term SOFR plus a spread.
(3)    Assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.
(4)    Based on the independent property appraisals at the time of origination.
The following charts illustrate the diversification and composition of our loan portfolio based on fair value as of March 31, 2024:
Loan originations activity during the three months ended March 31, 2024 totaled $204.4 million as a result of four new loan originations. Additionally, loan fundings activity during the three months ended March 31, 2024 totaled $5.5 million for additional commitments made under existing loans. In the three months ended March 31, 2024, we earned $15.1 million of interest income on our loan portfolio (March 31, 2023: None).
The following table details our loan activity:

	Three Months Ended
$ in thousands	March 31, 2024	December 31, 2023
Loan originations	$204,439	$229,493
Loan fundings	5,473	5,040
Loan repayments and sales	—	—
Total net fundings	$209,912	$234,533

The following table provides details of our loan portfolio, on a loan-by-loan basis, as of March 31, 2024:

$ in thousands
Metropolitan Statistical Area	Property Type	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Current Maturity	Maximum Maturity(3)
Phoenix	Industrial	05/17/2023	8.68%	$136,000	$123,045	$123,094	6/9/2025	6/9/2028
San Jose(4)	Multifamily	05/31/2023	8.48%	41,700	41,700	41,737	6/9/2026	6/9/2028
New York(5)	Multifamily	07/26/2023	8.43%	73,600	73,600	73,690	8/9/2026	8/9/2028
Los Angeles	Multifamily	08/04/2023	8.43%	85,180	80,687	80,784	8/9/2025	8/9/2028
Miami	Industrial	08/25/2023	8.68%	42,676	35,605	35,636	9/9/2025	9/9/2028
Richmond	Industrial	09/25/2023	8.68%	38,300	32,696	32,730	10/9/2025	10/9/2028
Atlanta	Industrial	11/06/2023	8.68%	92,950	80,566	80,664	11/9/2025	11/9/2028
Dallas	Multifamily	12/07/2023	8.13%	70,000	60,077	60,219	12/9/2026	12/9/2028
Seattle	Multifamily	12/12/2023	8.28%	68,500	68,500	68,606	12/9/2026	12/9/2028
New York(6)	Multifamily	12/21/2023	8.33%	22,500	22,500	22,531	12/9/2026	12/9/2028
Houston	Multifamily	01/24/2024	8.33%	61,500	61,000	61,114	2/9/2027	2/9/2029
New York	Multifamily	02/08/2024	8.33%	120,000	47,651	47,740	2/9/2027	2/9/2029
Los Angeles	Multifamily	03/05/2024	8.48%	56,600	54,253	54,253	3/9/2027	3/9/2029
Los Angeles	Multifamily	03/28/2024	8.33%	45,000	41,535	41,535	4/9/2026	4/9/2029
			8.46%	$954,506	$823,415	$824,333
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
Our loan portfolio had a weighted-average loan risk rating of 2.7 as of March 31, 2024 and as of December 31, 2023.
Financing and Other Liabilities
We utilize a revolving line of credit as a short-term cash management tool to pay fees and expenses, finance investment activity and bridge portfolio-level financing arrangements.
Our revolving line of credit bears interest at a one-month term SOFR plus a spread and had a weighted average borrowing rate of 8.26% as of March 31, 2024.
We finance the majority of our commercial real estate loan portfolio through repurchase agreements. We have three repurchase agreement facilities that bear interest at one-month term SOFR plus a spread. These facilities had a weighted average borrowing rate of 7.54% as of March 31, 2024.

The below table summarizes our repurchase agreement and revolving line of credit borrowings as of March 31, 2024.

$ in thousands	Weighted Average Interest rate(1)	Maturity Date	Maximum Facility Size	Amount Outstanding	Available Balance
Repurchase Agreements:
Morgan Stanley Bank N.A.(2)	7.64%	05/25/2025	$500,000	$282,023	$217,977
Citibank N.A.(3)	7.60%	6/1/2025 (original); 6/1/2027 (fully extended)	200,000	61,464	138,536
Bank of Montreal(4)	7.41%	7/18/2025 (original); 7/14/2028 (fully extended)	279,424	265,771	13,653
Total Repurchase Agreements	7.54%		979,424	609,258	370,166
Revolving Credit Facility(5)	8.26%		100,000	18,000	82,000
Total	7.56%		$1,079,424	$627,258	$452,166
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
Each of our repurchase agreements contains customary terms and conditions, including but not limited to, negative covenants relating to restrictions on our operations with respect to our status as a REIT, and financial covenants, such as a minimum interest coverage ratio covenant, minimum tangible net worth covenant, cash liquidity covenant and maximum leverage ratio covenant.
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
As of March 31, 2024, we were in compliance with the covenants of our financing facilities.

Results of Operations
We commenced investing in commercial real estate loans in May 2023. Accordingly, our results of operations for the three months ended March 31, 2024 and 2023 are not comparable. We expect revenues and expenses to increase during the year ending December 31, 2024 because we will have a full year of operations in 2024 and expect to continue making additional investments.
For the three months ended March 31, 2024 and 2023, our results of operations consisted of:

	Three Months Ended March 31,

$ in thousands except per share amount	2024	2023
Net Interest Income
Commercial real estate loan interest income	$15,140	$—
Other interest income	241	—
Interest expense	(10,406)	—
Net interest income	4,975	—

Other Income (Expense)
Unrealized gain (loss) on commercial real estate loan investments, net	918	—
Unrealized gain (loss) on repurchase agreements, net	(723)	—
Commitment fee income, net of related party expense of $1,398 and $0, respectively	1,398	—
Other income	101	—
Total other income (expense), net	1,694	—

Expenses
Management and performance fees - related party	350	—
Debt issuance costs related to borrowings, at fair value	469	652
Organizational costs	5	450
General and administrative	1,158	25
Total expenses	1,982	1,127

Net income (loss)	$4,687	$(1,127)
Dividends to preferred stockholders	(7)	—
Net income (loss) attributable to common stockholders	$4,680	$(1,127)

Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$0.65	$—
Diluted	$0.65	$—
Weighted average number of shares of common stock
Basic	7,183,194	—
Diluted	7,183,777	—

Net Income (Loss) attributable to Common Stockholders
For the three months ended March 31, 2024, our net income attributable to common stockholders was $4.7 million, or $0.65 basic and diluted net income per weighted-average share available to common stockholders. We reported net income for the three months ended March 31, 2024 primarily because we earned $5.0 million of net interest income and $1.4 million of commitment fee income, net of related party expenses, on $204.4 million of commercial real estate loan originations in the period before expenses of $2.0 million.

For the three months ended March 31, 2023, we reported a net loss of $1.1 million. Our net loss consisted of $652,000 of debt issuance costs, $450,000 of organizational costs and $25,000 of general and administrative expenses. We did not issue any equity in the three months ended March 31, 2023, and accordingly, did not report basic or diluted earnings per share.
Net Interest Income
Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three months ended March 31, 2024.

$ in thousands	Three Months Ended March 31, 2024
Average earning assets(1)	$740,952
Average earning assets yield(2)	8.17%
(1)    Average earning assets are based on weighted month-end balances.
(2)    Average earning asset yield is calculated by dividing interest income by average earning assets. All yields are annualized.
Interest Expense and Cost of Funds
The table below presents information related our borrowings and cost of funds for the three months ended March 31, 2024.

$ in thousands	Three Months Ended March 31, 2024
Average borrowings(1)	$569,169
Maximum borrowings (2)	$627,258
Average cost of funds(3)	7.31%
(1)    Average borrowings are based on weighted month-end balances.
(2)    Amount represents the maximum borrowings at each month-end within the period.
(3)    Average cost of funds is calculated by dividing annualized interest expense by average borrowings.
Our interest expense for the three months ended March 31, 2024 is summarized below.

$ in thousands	Three Months Ended March 31, 2024
Repurchase agreement interest expense	$10,134
Revolving credit agreement interest expense	272
Total interest expense	$10,406
Other Income (Expense), Net
We generally seek to charge each borrower a commitment fee that is calculated as a percent of the whole loan on a fully funded basis at the time of origination. We retain 50% of commitment fees that we earn on our loan investments and pay our Adviser 50% of commitment fees that we earn (not to exceed 0.5% of the loan amount). For the three months ended March 31, 2024, we earned approximately $101,000 of other income and $1.4 million of commitment fee income, after related party expenses, on our loan investments. We recognized commitment fees immediately in earnings because we elected the fair value option for our loan investments.
The valuation of our commercial real estate loans, financing facilities, and company-level credit facilities is performed by an independent valuation adviser. In the three months ended March 31, 2024, we did not observe material changes in the collateral risks in our portfolio, however we did observe changes in market pricing for similar loan types to those in our portfolio and recorded a net unrealized gain of $918,000 on our investments. We compared the features of our loans to the interest rates and terms required by lenders in the new loan origination market for similar loans, and the yield required by investors acquiring similar loans in the secondary market. We also compared current market and collateral conditions to those present at origination or acquisition. Additionally, we recorded a net unrealized loss of $723,000 on our repurchase agreements following a review of market interest rates, which reflect estimates for how lenders would price equivalent loans for the remaining terms, for similar borrowing agreements with comparable loan-to-value ratios and credit profiles.

Expenses
Our expenses for the three months ended March 31, 2024 totaled $2.0 million and primarily consist of debt issuance costs, management fees, performance fees and general and administrative expenses. For the three months ended March 31, 2023, our expenses totaled $1.1 million and primarily consisted of debt issuance costs and organizational costs.
We expense debt issuance costs as incurred because we elected the fair value option for our repurchase agreements and revolving line of credit facilities. When we incur debt issuance costs prior to a debt facility closing, we expense the costs as incurred if we intend to elect the fair value option to account for the debt facility and the closing is probable as of the balance sheet date. Our debt issuance costs for the three months ended March 31, 2024 and March 31, 2023 primarily consist of upfront lender fees and legal costs directly associated with entering into our debt facilities. For the three months ended March 31, 2024, average borrowings were $569.2 million. There were no outstanding borrowings as of March 31, 2023.
Management fees and performance fees began to accrue on March 1, 2024. The management fee that we pay the Adviser to source our investments and manage our operations is based on our NAV. The performance fee that we pay the Adviser is based on the annual total return of the fund, subject to a minimum return hurdle. Total return is determined based on total distributions plus the change in NAV.
Our general and administrative expenses for the three months ended March 31, 2024 primarily consisted of accounting, auditing, legal and other professional fees.
Our organizational costs for the three months ended March 31, 2023 primarily consisted of legal fees.
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
We held cash and cash equivalents of $6.0 million and restricted cash of $14.0 million as of March 31, 2024. Our cash and cash equivalents change due to normal fluctuations in cash balances related to the timing of principal and interest payments and loan origination and funding activity. Our restricted cash changes based on the volume of new subscriptions for our shares.
The following table sets forth changes in cash and cash equivalents and restricted cash:

$ in thousands	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash flows from operating activities	$8,435	$(1)
Cash flows from investing activities	(209,912)	—
Cash flows from financing activities	195,917	—
Net change in cash, cash equivalents and restricted cash	$(5,560)	$(1)
Our operating activities provided net cash of $8.4 million for the three months ended March 31, 2024 primarily from amounts advanced by our Adviser under our advisory agreement, including $469,000 of debt issuance costs.
Our investing activities used net cash of $209.9 million in the three months ended March 31, 2024 and consisted of originating four commercial real estate loan investments in the period.
Our financing activities provided net cash of $195.9 million in the three months ended March 31, 2024. During the three months ended March 31, 2024, we received net proceeds from our revolving credit facility and repurchase agreements of $4.0 million and $151.4 million, respectively, and net proceeds from the issuance of common stock of $31.2 million. We also received net proceeds of $14.0 million from retail investor subscriptions paid in advance. Additionally, we used cash of $4.5 million and $228,000 for the three months ended March 31, 2024 to pay dividends and debt issuance costs, respectively.
As of March 31, 2024, our total assets were approximately $847.9 million and consisted primarily of fourteen investments in commercial real estate loans totaling $824.3 million, restricted cash of $14.0 million and cash and cash equivalents of $6.0 million. We financed our commercial real estate loan investments with $609.3 million of repurchase agreement borrowings from three lenders and $18.0 million from our revolving credit agreement.
Our primary sources of liquidity include available borrowings under our repurchase agreements and revolving credit facility and cash and cash equivalents. Amounts available under these sources as of March 31, 2024 and December 31, 2023 are summarized in the following table:

$ in thousands	March 31, 2024	December 31, 2023
Cash and cash equivalents	$5,960	$1,975
Available borrowings under revolving credit agreements	82,000	86,000
Available borrowings under master repurchase agreements	370,166	226,283
	$458,126	$314,258
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
As of March 31, 2024, we have aggregate uncalled capital of $394.7 million committed under the Invesco Subscription Agreement and Class F Subscription Agreement. Invesco Realty, Inc., an affiliate of Invesco, has committed to purchase up to $300 million in shares. We may call $150 million in capital under the Invesco Subscription Agreement in one or more closings through March 23, 2028. We may call up to $150 million in additional capital if needed to avoid triggering any concentration limit imposed by a third party in connection with its distribution or placement of our shares. Invesco’s affiliate may not submit its shares for repurchase under our share repurchase plan until the earlier of March 23, 2028 and the date that our aggregate NAV is at least $1.5 billion. We can only accept a repurchase request from Invesco’s affiliate after all requests from unaffiliated stockholders have been fulfilled. We may elect to repurchase all or any portion of the shares acquired by Invesco’s affiliate at any time at a per share price equal to the most recently determined NAV per share for the applicable share class.
As of March 31, 2024, we have called $105.3 million of capital under the Invesco Subscription Agreement and may call an additional $44.7 million of the initial $150 million capital committed under the Invesco Subscription Agreement. Refer to Note 12 - “Subsequent Events” of our condensed consolidated financial statements included in Item 1 of this Report for activity under the Invesco Subscription Agreement subsequent to March 31, 2024.
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
As of March 31, 2024, we have not called capital under the Class F Subscription Agreement and may call the entire $200 million committed under the Class F Subscription Agreement. Refer to Note 12 - “Subsequent Events” of our condensed consolidated financial statements included in Item 1 of this Report for activity under the Class F Subscription Agreement subsequent to March 31, 2024.
If we are unable to raise substantial funds in our Continuous Offering, we will make fewer investments resulting in less diversification in terms of the type, number, and size of investments we make. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reduce our net income, and limit our ability to make distributions.
The Adviser has agreed to advance all of our organizational costs and offering expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through May 31, 2024, as extended under the terms of our amended and restated advisory agreement dated April 24, 2024. In addition, the Adviser has agreed to advance our operating expenses, including debt issuance costs, incurred through May 31, 2024, as extended under the terms of our amended and restated advisory agreement dated April 24, 2024. We will reimburse the Adviser for all advanced organizational costs, offering expense and operating expenses ratably over the 52 months commencing December 1, 2024. We will reimburse the Adviser on a quarterly basis for organizational costs, offering expenses and operating expenses incurred subsequent to May 31, 2024. Management fees and performance fees began to accrue on March 1, 2024. Management fees will be paid quarterly in arrears and performance fees will be paid annually. Commitment fees are not advanced by the Adviser and are currently payable to the Adviser.
As of March 31, 2024, we owed the Adviser $12.2 million consisting of (i) $4.2 million for debt issuance costs, (ii) $713,000 for organizational costs, (iii) $1.3 million for offering costs, (iv) $4.1 million for general and administrative expenses, (v) $145,000 for management fees, (vi) $205,000 for performance fees and (vii) $1.5 million for commitment fees. As of March 31, 2024, we owed a registered broker-dealer affiliated with the Adviser $3.2 million for stockholder servicing fees.
Contractual Obligations and Commitments
Commitments and contingencies may arise in the ordinary course of business. As of March 31, 2024, we had unfunded commitments of $131.1 million for ten of our commercial real estate loan investments. Unfunded commitments generally consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the remaining current maturity of the related loans of 2.61 years.
We have also committed to pay counterparty legal, diligence and other fees in connection with new financing facilities in the ordinary course of business.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates that are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Recent Accounting Standards
There have been no significant changes to the status of our adoption of the recently issued accounting pronouncement that is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Net Asset Value (“NAV”)
We calculate our NAV each month in accordance with valuation guidelines approved by our board of directors. We calculate our NAV for each class of shares based on the net asset values of our investments (including but not limited to commercial real estate loans and debt securities), the addition of any other assets (such as cash, restricted cash, receivables, and other assets obtained in the ordinary course of business), and the deduction of any liabilities (including but not limited to financing facilities, Company-level credit facilities, securitized loans, payables, and other liabilities incurred in the ordinary course of business). NAV is not a measure used under U.S. GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV differs from U.S. GAAP. NAV is not equivalent to stockholders’ equity or any other U.S. GAAP measure.

The following table reconciles U.S. GAAP stockholders’ equity per our condensed consolidated balance sheets to our NAV:

$ in thousands	March 31, 2024
Stockholders' equity	$77,602
Adjustments:
Redeemable common stock - related party(1)	105,340
Organizational costs advanced by Adviser(2)	713
Offering costs advanced by Adviser(3)	1,198
Operating expenses advanced by Adviser(4)	8,207
Accrued stockholder servicing fees not currently payable(5)	3,114
Preferred stock liquidation preference	(228)
NAV	$195,946
(1)    We classify common stock held by an Invesco affiliate as redeemable common stock and include the value of these shares as a component of our NAV. We report our redeemable common stock on our condensed consolidated balance sheets at redemption value. Redemption value is determined based on our net asset value (“NAV”) per share as of our balance sheet date.
(2) The Adviser advanced all of our organizational costs through March 31, 2024. We expense our organizational costs as incurred in our condensed consolidated statements of operations. We will reimburse the Adviser for all of our organizational costs advanced through May 31, 2024 ratably over the 52 months commencing December 1, 2024. We will reimburse the Adviser for any organizational costs incurred subsequent to May 31, 2024 as incurred. For purposes of calculating our NAV, organizational costs paid by the Adviser through May 31, 2024 will not be recognized as an expense until we reimburse the Adviser for these costs.
(3)    The Adviser advanced all of our offering costs through March 31, 2024. We recorded $1,198,000 of our offering costs as a reduction of additional paid-in capital and deferred $83,000 of offering costs as an other asset in our condensed consolidated balance sheets as of March 31, 2024. Our deferred offering costs will be recorded as a reduction of additional paid-in capital when we issue Class F stock. We will reimburse the Adviser for all of our offering costs incurred through May 31, 2024 ratably over 52 months commencing December 1, 2024. For purposes of calculating our NAV, offering costs paid by the Adviser through May 31, 2024 will not be recognized as a reduction in NAV until we reimburse the Adviser for these costs.
(4)    The Adviser advanced all of our operating expenses, including $4.1 million for general and administrative expenses and $4.2 million for debt issuance costs, through March 31, 2024. These costs include $106,000 of certain prepaid expenses that are classified as other assets in our U.S. GAAP consolidated financial statements that have also been excluded from our NAV. We will reimburse the Adviser for all of our advanced operating expenses incurred through May 31, 2024 ratably over 52 months commencing December 1, 2024. We will reimburse the Adviser for any operating expenses incurred subsequent to May 31, 2024 as incurred. For purposes of calculating our NAV, operating expenses paid by the Adviser on our behalf through May 31, 2024 will not be reflected in our NAV until we reimburse the Adviser for these costs.
(5) We have entered into an agreement with the Dealer Manager in connection with the Continuous Offering. Under the terms of our agreement, the Dealer Manager is entitled to receive upfront selling commissions and stockholder servicing fees for Class S, Class S-1 and Class D shares sold in the Continuous Offering. As of March 31, 2024, we have accrued stockholder servicing fees totaling $3,160,000 of which $46,000 is currently payable to the Dealer Manager.

The following table details the major components of our NAV as of March 31, 2024:

$ in thousands, except share data	March 31, 2024
Commercial real estate loan investments, at fair value	$824,333
Cash and cash equivalents	5,960
Restricted cash	14,021
Interest receivable	3,191
Due from affiliate	228
Repurchase agreements, at fair value	(609,981)
Revolving credit facility, at fair value	(18,000)
Interest payable	(2,207)
Dividends and distributions payable	(4,197)
Accounts payable, accrued expenses and other liabilities	(15,268)
Due to affiliates(1)	(1,906)
Preferred stock liquidation preference	(228)
Net asset value	$195,946
Number of outstanding shares(2)	7,822,934
(1) Excludes (i) amounts advanced by the Adviser of $713,000 for organizational costs, $1.3 million for offering costs, $4.2 million for debt issuance costs and $4.1 million for general and administrative expenses and (ii) accrued stockholder servicing fees not currently payable to the Dealer Manager of $3.1 million.
(2) Includes 4,209,925 shares of common stock held by an Invesco affiliate that are classified as redeemable common stock.
The following table provides a breakdown of our total NAV and NAV per share by class as of March 31, 2024:

$ in thousands, except per share data	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Total
Net asset value	$26,370	$63,672	$26,370	$51,259	$28,275	$195,946
Number of outstanding shares(1)	1,052,598	2,543,345	1,052,598	2,047,972	1,126,421	7,822,934
NAV Per Share	$25.05	$25.03	$25.05	$25.03	$25.10
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

AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) organizational costs advanced by the Adviser, (ii) preferred stock offering costs, (iii) equity based compensation awards and amortization of unvested restricted stock awards, and (iv) unrealized (gains) losses from changes in the fair value of financial instruments. Organizational costs advanced by the Adviser are removed to arrive at FFO as these costs are reflective of the costs incurred to stand up our operations and are not considered ongoing operating costs. Offering costs related to preferred stock issuances, similarly, were organizational in nature and are not considered reflective of ongoing operational costs. We may add additional adjustments from FFO to arrive at AFFO as appropriate; for example, repayment of organizational costs to the Adviser will reduce AFFO in the periods such payments are made.
Our business objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends. We believe FAD is a meaningful non-GAAP measure that provides useful information for considering our operating results and certain other items relative to the amount of our distributions by removing the impact of certain non-cash items from our operating results. FAD is calculated as AFFO excluding (i) operating expenses advanced by the Adviser until the advanced expenses are reimbursed to the Adviser, (ii) stockholder servicing fees paid during the period, and (iii) management fees and performance fees paid in shares of our common stock even if repurchased by us. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with U.S. GAAP. Cash flows from operating activities in accordance with U.S. GAAP would generally include adjustments for working capital items and actual cash receipts from interest income recognized on commercial real estate loan investments, which are excluded for FAD. Furthermore, FAD is adjusted for stockholder servicing fees, which are not considered when determining cash flows from operating activities in accordance with U.S. GAAP.
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
The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to FFO, AFFO, and FAD for the following periods:

$ in thousands	Three Months Ended March 31, 2024
Net income (loss) attributable to common stockholders	$4,680
Funds from operations (FFO)	4,680
Adjustments:
Organizational costs advanced by Adviser(1)	5
Equity based compensation expense	17
Unrealized (gain) loss on commercial real estate loan investments, net	(918)
Unrealized (gain) loss on repurchase agreements, net	723
Adjusted funds from operations (AFFO)	4,507
Adjustments:
Operating expenses advanced by Adviser(2)	1,560
Non-cash management fee	145
Non-cash performance fee	205
Stockholder servicing fees paid to the Dealer Manager	(86)
Funds available for distribution (FAD)	$6,331

(1)    Represents organizational costs as reported on our condensed consolidated statements of operations
(2)    Operating expenses advanced by the Adviser consist of:

$ in thousands	Three Months Ended March 31, 2024
Debt issuance costs related to borrowings, at fair value	$469
General and administrative expenses	1,158
Less: equity based compensation expense	(17)
Less: expenses not advanced by the Adviser	(50)
Total operating expenses advanced by the Adviser	$1,560
The components of funds available for distribution for the three months ended March 31, 2024 are:

$ in thousands	Three Months Ended March 31, 2024
Net interest income	$4,975
Commitment fee income, net of related party expense	1,398
Other income	101
Stockholder servicing fees paid to the Dealer Manager	(86)
Expenses not advanced by the Adviser	(50)
Subtotal	6,338
Dividends to preferred stockholders	(7)
Funds available for distribution	$6,331
Distributions
We generally intend to distribute substantially all of our taxable income, which does not necessarily equal net income as calculated in accordance with U.S. GAAP, to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code of 1986 (the “Code”) and minimize tax liability.
We began declaring monthly distributions in August 2023 with a cumulative distribution from funds available for distribution up to that point. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.
The table below details the net distribution per share for each of our common share classes for the three months ended March 31, 2024:

Declaration Date	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares
January 31, 2024	$0.1600	$0.1419	$0.1600	$0.1600	$0.1600
February 29, 2024	0.1600	0.1419	0.1600	0.1600	0.1600
March 31, 2024(1)	0.1600	0.1428	0.1600	0.1600	0.1600
March 31, 2024(1)	0.3800	0.3800	0.3800	0.3800	0.3800
Total	$0.8600	$0.8066	$0.8600	$0.8600	$0.8600
(1) On March 31, 2024, we declared a monthly distribution of $0.1600 per share and a special distribution of $0.3800 per share for each share class.

The following table summarizes our distributions declared during the three months ended March 31, 2024.

	Three Months Ended
	March 31, 2024
$ in thousands	Amount	Percentage
Distributions
Payable in cash	$4,779	76%
Reinvested in shares	1,532	24%
Total distributions	$6,311	100%
Sources of Distributions
Cash flows from operating activities(1)	$6,311	100%
Offering proceeds	—	—
Financing proceeds	—	—
Total sources of distribution	$6,311	100%

Net cash provided by operating activities	$8,435
(1) As of March 31, 2024, our inception to date cash flows from operating activities funded 100% of our distributions.

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
As of March 31, 2024, we had $823.4 million of outstanding principal on our floating rate commercial real estate loans, $609.3 million outstanding on our floating rate financing facilities and $18.0 million outstanding on our Company-level credit facilities.
The net interest income sensitivity analysis table presented below shows the estimated impact over a twelve-month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of March 31, 2024. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience.

$ in thousands	At March 31, 2024
Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$1,962	9.03%
-1.00%	$(1,930)	(8.89)%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates at March 31, 2024. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investments, which can result in material changes to our interest rate risk in the portfolio.
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
While our investment objectives include avoiding excess sponsor/borrower concentration, we expect to experience some level of sponsor/borrower concentration prior to the time that we have raised substantial offering proceeds and acquired a broad portfolio of Credit Assets (the “Ramp-Up Period”). At March 31, 2024, three of the commercial real estate loans aggregating $236.5 million and approximately 29% of our loan portfolio, at fair value, are cross collateralized and cross defaulted under a master credit agreement with a single borrower. We have committed to fund an additional $30.9 million under the master credit agreement for leasing costs, interest reserves and capital expenditures, and we may choose to add additional commercial real estate loans under the master credit agreement. The loans that the Company has made under the master credit agreement are guaranteed by an affiliate of the borrower that in turn indirectly owns the borrower.
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
The investment portfolio value sensitivity analysis table presented below shows the estimated impact of a change in market benchmark spreads, up and down 100 basis points, on the fair value of our benchmark spread-sensitive investments and borrowings as of March 31, 2024, assuming a static portfolio and constant financing. When evaluating the impact of changes in benchmark spreads, prepayment assumptions and principal reinvestment rates are adjusted based on our Adviser’s expectations. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience.

$ in thousands	At March 31, 2024
Change in Benchmark Spreads	Projected Increase (Decrease) in Net Portfolio Value	Percentage Change in Projected Net Portfolio Value
+1.00%	$(3,482)	(1.77)%
-1.00%	$1,671	0.85%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing benchmark spread sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. Furthermore, while the analysis reflects the estimated impact of benchmark spread increases and decreases on a static portfolio, we actively manage the size and composition of our investments, which can result in material changes to our benchmark spread risk in the portfolio.
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
ITEM 4.    CONTROLS AND PROCEDURES
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, we were not involved in any such legal proceedings.
ITEM 1A.    RISK FACTORS
There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 29, 2024. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
On January 16, 2024, we issued 9,694 Class S-1 shares at a price per share of $25.2003 for a total value of $244,000, 3,193 Class I shares at a price per share of $25.2179 for a total value of $81,000, and 275 Class E shares at a price per share of $25.2274 for a total value of $7,000 under our distribution reinvestment plan.
On February 13, 2024, we issued 5,469 Class S-1 shares at a price per share of $25.0100 for a total value of $137,000, 1,892 Class I shares at a price per share of $25.0255 for a total value of $47,000, and 164 Class E shares at a price per share of $25.0482 for a total value of $4,000 under our distribution reinvestment plan.
On March 13, 2024, we issued 6,697 Class S-1 shares at a price per share of $25.2036 for a total value of $169,000, 3,160 Class I shares at a price per share of $25.1748 for a total value of $79,000, and 183 Class E shares at a price per share of $25.1693 for a total value of $5,000 under our distribution reinvestment plan.
The transactions described above were exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) thereof.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2024, we did not repurchase any shares of our common stock under our share repurchase plan or otherwise.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

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

3.7	Bylaws of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10, filed with the SEC on June 29, 2023.

4.1
Distribution Reinvestment Plan adopted by the Company, effective as of March 23, 2023, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, filed with the SEC on June 29, 2023.

10.1
Amended and Restated Advisory Agreement, dated April 24, 2024, by and among Invesco Commercial Real Estate Finance Trust, Inc., Invesco Commercial Real Estate Finance Investments, LP. and Invesco Advisers, Inc., incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on April 29, 2024.

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments; and (iv) Condensed Consolidated Statements of Cash Flows

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

INVESCO COMMERCIAL REAL ESTATE FINANCE TRUST, INC.
May 13, 2024	By:	/s/ Hubert J. Crouch
Hubert J. Crouch
Chief Executive Officer
(Principal Executive Officer)

May 13, 2024	By:	/s/ R. Lee Phegley, Jr.
R. Lee Phegley, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)