Form 10-Q
period 2024-06-30
Invesco Commercial Real Estate Finance Trust, Inc.
filed 2024-08-14
CIK 1976927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number 000-56564
Invesco Commercial Real Estate Finance Trust, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________

Maryland	92-1080856
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2300 N Field Street, Suite 1200 Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)
(972) 715-7400
(Registrant’s telephone number, including area code)
2001 Ross Avenue, Suite 3400 Dallas, Texas
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 9, 2024, there were 14,667,616 outstanding shares of common stock of Invesco Commercial Real Estate Finance Trust, Inc. comprised of 60,631 Class S common stock, 4,524,858 Class S-1 common stock, 54,677 Class D common stock, 1,917,244 Class I common stock, 174,206 Class E common stock, and 7,936,000 Class F common stock.

Invesco Commercial Real Estate Finance Trust, Inc.

SIGNATURES

PART I
ITEM 1.    FINANCIAL STATEMENTS
Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Balance Sheets
Unaudited

$ in thousands except share amounts	June 30, 2024	December 31, 2023
ASSETS
Commercial real estate loan investments, at fair value (including pledged loans of $1,082,910 and $591,003, respectively)	$1,121,010	$613,503
Cash and cash equivalents	6,169	1,975
Restricted cash	9,927	23,566
Interest receivable	3,997	2,448
Due from affiliates	675	—
Other assets	287	151
Total assets	$1,142,065	$641,643

LIABILITIES
Repurchase agreements, at fair value	$849,754	$457,861
Revolving credit facility, at fair value	10,000	14,000
Interest payable	2,472	1,687
Dividends and distributions payable (including $36 and $2,363 due to related party, respectively)	1,599	3,138
Accounts payable, accrued expenses and other liabilities	12,003	23,978
Due to affiliates	22,522	10,167
Total liabilities	898,350	510,831

Commitments and contingencies (See Note 12)

Redeemable common stock - related party (see Note 7)	$5,660	$105,340

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized:
12.5% Series A Cumulative Redeemable Preferred Stock, 228 shares issued and outstanding ($228 aggregate liquidation preference)	205	205
Common stock, Class S shares, $0.01 par value per share, 500,000,000 shares authorized	—	—
Common stock, Class S-1 shares, $0.01 par value per share, 500,000,000 shares authorized	39	11
Common stock, Class D shares, $0.01 par value per share, 500,000,000 shares authorized	—	—
Common stock, Class I shares, $0.01 par value per share, 500,000,000 shares authorized	15	3
Common stock, Class E shares, $0.01 par value per share, 500,000,000 shares authorized	1	—
Common stock, Class F shares, $0.01 par value per share, 500,000,000 shares authorized	47	—
Additional paid-in capital	250,304	32,549
Accumulated deficit	(12,556)	(7,296)
Total stockholders’ equity	238,055	25,472
Total liabilities, redeemable common stock and stockholders’ equity	$1,142,065	$641,643
The accompanying notes are an integral part of these condensed consolidated financial statements.

,
Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Operations
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands except share and per share amounts	2024	2023	2024	2023
Net Interest Income
Commercial real estate loan interest income	$20,415	$1,520	$35,555	$1,520
Other interest income	587	—	828	—
Interest expense	(13,843)	(1,588)	(24,249)	(1,588)
Net interest income	7,159	(68)	12,134	(68)

Other Income (Expense)
Unrealized gain (loss) on commercial real estate loan investments, net	285	—	1,203	—
Unrealized gain (loss) on repurchase agreements, net	(199)	—	(922)	—
Commitment fee income, net of related party expense of $2,120, $3,518, $868 and $868 for the three and six months ended June 30, 2024 and 2023, respectively	2,120	867	3,518	867
Other income	249	36	350	36
Total other income (expense), net	2,455	903	4,149	903

Expenses
Management and performance fees - related party	952	—	1,302	—
Debt issuance and other financing costs related to borrowings, at fair value	3,221	1,735	3,690	2,387
Organizational costs	14	154	19	604
General and administrative	1,800	551	2,958	576
Total expenses	5,987	2,440	7,969	3,567

Net income (loss)	3,627	(1,605)	8,314	(2,732)
Dividends to preferred stockholders	(7)	(1)	(14)	(1)
Net income (loss) attributable to common stockholders	$3,620	$(1,606)	$8,300	$(2,733)

Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$0.34	$(2,147.96)	$0.93	$(7,151.30)
Diluted	$0.34	$(2,147.96)	$0.93	$(7,151.30)
Weighted average number of shares of common stock
Basic	10,729,623	748	8,956,409	382
Diluted	10,729,651	748	8,956,715	382

The accompanying notes are an integral part of these condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Common Stock
Unaudited

	Series A Preferred Stock	Class S Common Stock	Class S-1 Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class F Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Redeemable Common Stock
$ in thousands
Balance as of December 31, 2023	$205	$—	$11	$—	$3	$—	$—	$32,549	$(7,296)	$25,472	$105,340
Net income (loss)	—	—	—	—	—	—	—	—	4,687	4,687	—
Issuance of common stock, net of offering costs	—	—	14	—	7	1	—	52,949	—	52,971	—
Common stock distribution reinvestment	—	—	—	—	—	—	—	773	—	773	—
Common stock dividends	—	—	—	—	—	—	—	—	(6,311)	(6,311)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(7)	(7)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	17	—	17	—
Balance as of March 31, 2024	$205	$—	$25	$—	$10	$1	$—	$86,288	$(8,927)	$77,602	$105,340
Net income (loss)	—		—	—	—	—	—	—	3,627	3,627	—
Issuance of common stock, net of offering costs	—	—	13	—	5	—	47	161,565	—	161,630	—
Issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	145
Common stock distribution reinvestment	—	—	1	—	—	—	—	2,635	—	2,636	—
Common stock dividends	—	—	—	—	—	—	—	—	(7,249)	(7,249)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(7)	(7)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	20	—	20	—
Repurchase of common stock	—	—	—	—	—	—	—	(29)	—	(29)	—
Repurchase of redeemable common stock	—	—	—	—	—	—	—	—	—	—	(100,000)
Adjustment to the carrying value of redeemable common stock	—	—	—	—	—	—	—	(175)	—	(175)	175
Balance as of June 30, 2024	$205	$—	$39	$—	$15	$1	$47	$250,304	$(12,556)	$238,055	$5,660

	Series A Preferred Stock	Class S Common Stock	Class S-1 Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Redeemable Common Stock
$ in thousands
Balance at December 31, 2022	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss)	—	—	—	—	—	—	—	(1,127)	(1,127)	—
Balance at March 31, 2023	$—	$—	$—	$—	$—	$—	$—	$(1,127)	$(1,127)	$—
Net income (loss)	—	—	—	—	—	—	—	(1,605)	(1,605)	—
Issuance of preferred stock, net of offering costs	100	—	—	—	—	—	—	—	100	—
Issuance of common stock, net of offering costs	—	—	—	—	—	—	47	—	47	—
Preferred stock dividends	—	—	—	—	—	—	—	(1)	(1)	—
Balance at June 30, 2023	$100	$—	$—	$—	$—	$—	$47	$(2,733)	$(2,586)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
$ in thousands
Cash flows from operating activities:
Net income (loss)	$8,314	$(2,732)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized (gain) loss on commercial real estate loan investments, net	(1,203)	—
Unrealized (gain) loss on repurchase agreements, net	922	—
Debt issuance costs	2,090	1,835
Amortization of equity based compensation	37	—
Change in operating assets and liabilities:
Increase in operating assets	(1,763)	(774)
Increase in due from affiliates	(675)	—
Increase in operating liabilities	2,341	1,164
Increase in due to affiliates	8,463	2,204
Net cash provided by (used in) operating activities	18,526	1,697
Cash flows from investing activities:
Originations and fundings of commercial real estate loans	(506,304)	(157,405)
Net cash used in investing activities	(506,304)	(157,405)
Cash flows from financing activities:
Proceeds from revolving credit facility	192,000	116,000
Repayment of revolving credit facility	(196,000)	(75,300)
Proceeds from repurchase agreements	439,447	117,140
Repayment of repurchase agreements	(48,476)	—
Proceeds from issuance of common stock, net of offering costs	194,465	47
Proceeds from issuance of preferred stock, net of offering costs	—	100
Repurchase of redeemable common stock	(100,000)	—
Subscriptions received in advance	9,927	—
Repayment of related party loan	—	(30)
Cash paid for debt issuance costs	(1,326)	—
Payments of dividends	(11,704)	(1)
Net cash provided by financing activities	478,333	157,956

Net change in cash, cash equivalents and restricted cash	(9,445)	2,248
Cash, cash equivalents and restricted cash, beginning of period	25,541	30
Cash, cash equivalents and restricted cash, end of period	$16,096	$2,278

Supplemental disclosures:
Interest paid	$23,464	$1,361
Non-cash investing and financing activities:
Dividends and distributions declared not paid	$1,599	—
Common stock distribution reinvestment	$3,409	$—
Issuance of redeemable common stock for payment of management fees	$145	$—
Adjustment to carrying value of redeemable common stock	$175	$—
Deferred offering costs due to affiliate	$(78)	$463
Offering costs due to affiliates	$3,352	$—
Debt issuance costs due to affiliate	$685	$—
Accrued common stock repurchases	$29	$—
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
Reclassifications
Certain prior period reported amounts have been reclassified to be consistent with the current presentation. Such reclassifications have no impact on total assets, net income or equity attributable to common stockholders.
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
Significant Accounting Policies
With the exception of the below, there have been no changes to our accounting policies included in Note 2 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2023.

Debt Issuance and Other Financing Costs
We finance our investments using a variety of debt instruments. When we incur debt issuance costs prior to a debt facility closing, we expense the costs as incurred if we intend to elect the fair value option to account for the debt facility and the closing is probable as of the balance sheet date. When we incur financing costs on our existing debt facilities for which we have elected the fair value option, we expense the costs as incurred.
3.Commercial Real Estate Loan Investments
The table below summarizes our investments in commercial real estate loans as of June 30, 2024 and December 31, 2023.

$ in thousands
Loan Type	Loan Amount(1)	Principal Balance Outstanding	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Life (years)(3)
June 30, 2024
Senior loans(4)	$1,378,571	$1,119,807	$1,121,010	8.41%	4.47
Total	$1,378,571	$1,119,807	$1,121,010	8.41%	4.47
December 31, 2023
Senior loans(4)	$671,406	$613,503	$613,503	8.53%	4.69
Total	$671,406	$613,503	$613,503	8.53%	4.69
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
The tables below detail the property type and geographic distribution of the properties securing our commercial real estate loans as of June 30, 2024 and December 31, 2023.

$ in thousands	June 30, 2024		December 31, 2023
Property Type	Fair Value	Percentage	Fair Value	Percentage
Multifamily	$804,336	71.8%	$346,760	56.5%
Industrial	316,674	28.2%	266,743	43.5%
Total	$1,121,010	100.0%	$613,503	100.0%

$ in thousands	June 30, 2024		December 31, 2023
Geographic Location(1)	Fair Value	Percentage	Fair Value	Percentage
West	$543,467	48.5%	$311,852	50.8%
South	358,821	32.0%	173,991	28.4%
East	218,722	19.5%	127,660	20.8%
Total	$1,121,010	100.0%	$613,503	100.0%
(1) All of the properties securing our commercial real estate loans are located within the United States.
The weighted average loan-to-value ratio, a metric utilized in the fair value measurement of our commercial real estate loan investments, for our 22 loan investments was approximately 62% based on the initial loan amount and the independent property appraisals at the time of origination.

4.Borrowings
The table below summarizes our repurchase agreement and revolving line of credit borrowings as of June 30, 2024 and December 31, 2023.

		June 30, 2024				December 31, 2023
$ in thousands	Maturity Date(1)	Weighted Average Interest rate(2)	Maximum Facility Size	Amount Outstanding	Fair Value	Amount Outstanding	Fair Value
Repurchase Agreements:
Morgan Stanley Bank N.A.(3)	5/25/2025	7.61%	$500,000	$318,637	$318,957	$174,209	$174,209
Citibank N.A.	6/20/2026 (current); 6/20/2028 (fully extended)	7.39%	535,000	206,926	207,210	61,464	61,464
Bank of Montreal(4)	7/18/2025	7.45%	223,424	217,709	217,982	222,188	222,188
Barclays(5)	4/24/2027	7.33%	250,000	47,200	47,245	—	—
Wells Fargo	5/23/2026 (current); 5/23/2029 (fully extended)	7.25%	200,000	58,360	58,360	—	—
Total Repurchase Agreements		7.48%	1,708,424	848,832	849,754	457,861	457,861
Revolving Credit Facility(6)		8.23%	100,000	10,000	10,000	14,000	14,000
Total		7.48%	$1,808,424	$858,832	$859,754	$471,861	$471,861
(1)    For Repurchase Agreements, maturity date represents the current borrowing facility maturity date and the maximum maturity for borrowing facilities with extension options that are at our option, subject to compliance with certain financial and administrative covenants, as well as payment of applicable extension fees.
(2)    Represents weighted average interest rate of the most recent interest period in effect for each borrowing as of period end. Borrowings under our repurchase agreements and revolving credit facility carry interest at one-month Term SOFR plus a spread.
(3)    Borrowing facility has an extension option of one year, subject to lender approval and compliance with certain financial and administrative covenants.
(4)    Borrowing facility has three extension options of one year each, subject to lender approval and compliance with certain financial and administrative covenants.
(5)    Borrowing facility has two extension options of one year each, subject to lender approval and compliance with certain financial and administrative covenants.
(6)    The final maturity date of the Revolving Credit Facility is aligned with the Company’s ability to call remaining outstanding capital under certain subscription agreements, as further explained below.

The following table shows the aggregate amount of maturities of our outstanding borrowings over the next five years and thereafter as of June 30, 2024:

Year	Repurchase Agreements(1)	Revolving Credit Facility	Total
$ in thousands
2024 (remaining)	$—	$10,000	$10,000
2025	536,346	—	536,346
2026	—	—	—
2027	47,200	—	47,200
2028	206,926	—	206,926
2029	58,360	—	58,360
Thereafter	—	—	—
Total	$848,832	$10,000	$858,832
(1) Assumes all extension options are exercised for borrowing facilities that may be extended at our option, subject to compliance with certain financial and administrative covenants.
Repurchase Agreements
We have pledged our commercial real estate loan investments with a fair value of approximately $1.1 billion as collateral for our repurchase agreements. We segregate the commercial real estate loans that we have pledged as collateral in our books and records. Our repurchase agreement counterparties have the right to resell or repledge the collateral posted but have the obligation to return the pledged collateral upon maturity of the repurchase agreement.
We may be required to post margin under our repurchase agreements if there is a material adverse change in the credit characteristics of a particular loan with respect to the underlying property, borrower, or particular real estate market. We were not required to post any margin under our repurchase agreements as of June 30, 2024 and December 31, 2023. A margin deficiency may generally result from either a decline in the underlying loan’s market value or a shortfall in operating performance of the property. Our repurchase agreement counterparties generally retain the right to determine the fair value of the underlying collateral in their sole discretion. Subject to applicable thresholds, we would generally be required to post cash as collateral. We may finance multiple commercial loan investments under a repurchase agreement; therefore, a margin excess in one asset could help mitigate a margin deficiency in another asset under the same repurchase agreement. We intend to maintain a level of liquidity that will enable us to meet margin calls.
Our repurchase agreements are subject to certain liquidity, tangible net worth and leverage covenants. We were in compliance with these covenants as of June 30, 2024.
Revolving Credit Facility
Our revolving credit facility is secured by uncalled capital subscriptions under the terms of the Invesco Subscription Agreement and the Class F Subscription Agreement. See Note 7 - “Redeemable Common Stock - Related Party” and Note 8 - “Stockholders’ Equity”, respectively, where each is more fully described. Borrowings under the facility bear interest at one-month Term SOFR or the prime rate plus a spread. The revolving credit facility allows for the ability to obtain tranches of term financing in addition to general borrowings under an Uncommitted Tranche (as defined in the credit agreement). At June 30, 2024, the amount outstanding under the facility was drawn from the Uncommitted Tranche. The Uncommitted Tranche is due on demand (15 business days after notice); any Funded Tranche (as defined in the credit agreement) is due no later than (a) three years from issuance or (b) 360 days after notice; and all amounts outstanding under the facility are due 30 days prior to the last date on which capital calls may be issued. As of June 30, 2024, we had an available balance of $90.0 million under the facility. The facility is prepayable without penalty.
Our revolving credit facility is subject to certain affirmative and negative covenants including a limitation on indebtedness. We were in compliance with these covenants as of June 30, 2024.

5.Loan Payable - Related Party
In December 2022, we entered into a revolving credit agreement with an affiliate of Invesco that provided for maximum borrowings of $30,000. Principal on loans made under the agreement is due nine months after the date each loan is made. We incur interest on loans made under the agreement at the short-term applicable federal rate in effect at the time each borrowing is made.
We incurred $649 of interest expense on the loan in the six months ended June 30, 2023. We repaid the loan, which had an outstanding balance of $30,000 and accrued interest expense in June 2023.
6.Accounts payable, accrued expenses and other liabilities
The following table details the components of accounts payable, accrued expenses and other liabilities as of June 30, 2024 and December 31, 2023.

$ in thousands	June 30, 2024	December 31, 2023
Accounts payable and accrued expenses	$548	$14
Subscriptions paid in advance (1)	9,927	23,566
Accrued common stock repurchases	29	—
Other liabilities	1,499	398
Total	$12,003	$23,978
(1) Represents subscriptions received by our transfer agent prior to the date the subscriptions are effective.
7.Redeemable Common Stock - Related Party
Invesco Realty, Inc. (“Invesco Realty”), an affiliate of Invesco, has committed to purchase up to $300.0 million in shares of our common stock (the “Invesco Subscription Agreement”). We may call (i) $150.0 million in capital in one or more closings through March 23, 2028 and (ii) $150.0 million in additional capital if needed to avoid triggering any third party concentration limits associated with distribution or placement of our shares. Invesco Realty may not submit its shares for repurchase under the share repurchase plan described in Note 8 - “Stockholders’ Equity” until the earlier of March 23, 2028 and the date that our aggregate NAV is at least $1.5 billion. We can only accept a repurchase request from Invesco Realty after all requests from unaffiliated stockholders have been fulfilled. We may elect to repurchase all or any portion of the shares acquired by Invesco Realty at any time at a per share price equal to the most recently determined NAV per share for each class (or another transaction price we believe reflects the NAV per share more appropriately than the prior month’s NAV per share). The Adviser or its affiliate must continue to hold at least $200,000 in shares for so long as Invesco or any affiliate thereof serves as our external adviser.
As of June 30, 2024, we may call $144.7 million of the initial $150.0 million in capital under the Invesco Subscription Agreement.
As discussed in Note 11 - “Related Party Transactions”, our management and performance fees are payable in cash or Class E shares at the option of the Adviser. Because the Adviser may elect to have the Company repurchase shares issued as payment for management fees or performance fees, we classify these shares as redeemable common stock. Class E shares issued to the Adviser as payment for management or performance fees are not subject to the repurchase limits of the Company’s share repurchase plan described in Note 8 - “Stockholders’ Equity,” any lockup period applicable to the Adviser, or any reduction penalty for an early repurchase. The Adviser also has the option to exchange Class E shares issued as payment for management or performance fees for Class S, Class S-1, Class D, Class F, or Class I shares. During the three months ended June 30, 2024, we issued 5,792 Class E shares to the Adviser as payment for the management fees payable as of March 31, 2024.

The following table summarizes the changes in redeemable common stock for the six months ended June 30, 2024:

$ in thousands	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total Redeemable Common Stock
Balance as of December 31, 2023	$26,335	$26,335	$26,335	$26,335	$105,340
Issuance of redeemable common stock	—	—	—	—	—
Adjustment to carrying value of redeemable common stock	—	—	—	—	—
Balance as of March 31, 2024	$26,335	$26,335	$26,335	$26,335	$105,340
Issuance of redeemable common stock	—	—	—	145	145
Repurchase of redeemable common stock	(25,000)	(25,000)	(25,000)	(25,000)	(100,000)
Adjustment to carrying value of redeemable common stock	35	35	13	92	175
Balance as of June 30, 2024	$1,370	$1,370	$1,348	$1,572	$5,660
The following table summarizes the changes in our outstanding shares of redeemable common stock for the six months ended June 30, 2024:

	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total

Total Outstanding Shares as of December 31, 2023	1,052,487	1,052,487	1,052,487	1,052,464	4,209,925
Issuance of redeemable common stock	—	—	—	—	—
Total Outstanding Shares as of March 31, 2024	1,052,487	1,052,487	1,052,487	1,052,464	4,209,925
Issuance of redeemable common stock	—	—	—	5,792	5,792
Repurchase of redeemable common stock	(997,920)	(997,921)	(998,825)	(995,972)	(3,990,638)
Total Outstanding Shares as of June 30, 2024	54,567	54,566	53,662	62,284	225,079
For the three and six months ended June 30, 2024, we recorded an increase to redeemable common stock and a decrease to additional paid-in-capital of $175,000 to adjust the value of the redeemable common shares outstanding to our June 30, 2024 NAV per share for each respective share class. The change in the redemption value does not affect income available to common stockholders.
8.Stockholders’ Equity
Stapled Unit Offerings of Preferred and Common Stock
As of June 30, 2024 and December 31, 2023, 111 Stapled Units and 117 New Stapled Units were issued and outstanding. Each Stapled Unit consists of one share of 12.5% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), one Class S share, one Class D share and one Class I share. Each New Stapled Unit consists of one share of Series A Preferred Stock and one Class S-1 share. The Stapled Unit and New Stapled Unit holders cannot separate the individual shares of stock that constitute the Stapled Unit and New Stapled Units and can only sell or transfer the Stapled Unit and New Stapled Units as a unit. Holders of Stapled Units and New Stapled Units are not eligible to participate in the share repurchase plan discussed below.
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
Common Stock
In December 2023, we entered into a subscription agreement (the “Class F Subscription Agreement”) with an institutional investor to purchase up to $200 million of Class F shares. The initial purchase price for Class F shares was the prior month’s

NAV per share of Class E shares. For a discussion of fees paid to the Adviser with respect to Class F shares, see Note 11 - “Related Party Transactions - Management Fee and Performance Fee”.
During the three months ended June 30, 2024, we called $120.0 million of capital under the Class F Subscription Agreement, issuing 4,747,348 Class F shares. As of June 30, 2024, we may call an additional $80.0 million of the $200.0 million capital committed under the Class F Subscription Agreement.
The table below summarizes the changes in our outstanding shares of common stock as of the six months ended June 30, 2024 and 2023

	Six Months Ended June 30, 2024
	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Class F Shares	Total
Total Outstanding Shares as of December 31, 2023(1)	1,052,598	1,054,174	1,052,598	1,383,506	1,067,805	—	5,610,681
Issuance of common stock	—	1,467,311	—	656,221	57,994	—	2,181,526
Common stock distribution reinvestment	—	21,860	—	8,245	622	—	30,727
Total Outstanding Shares as of March 31, 2024	1,052,598	2,543,345	1,052,598	2,047,972	1,126,421	—	7,822,934
Issuance of common stock	5,757	1,258,476	—	448,043	10,707	4,747,348	6,470,331
Stock awards(2)	—	—	—	—	3,340	—	3,340
Issuance of redeemable common stock(3)	—	—	—	—	5,792	—	5,792
Common stock distribution reinvestment	—	71,248	—	31,704	1,582	—	104,534
Repurchase of common stock	—	—	—	(1,200)		—	(1,200)
Repurchase of redeemable common stock	(997,920)	—	(997,921)	(998,825)	(995,972)	—	(3,990,638)
Total Outstanding Shares as of June 30, 2024	60,435	3,873,069	54,677	1,527,694	151,870	4,747,348	10,415,093
(1) Total Outstanding Shares includes 4,209,925 shares, 4,209,925 shares and 225,079 shares at December 31, 2023, March 31, 2024 and June 30, 2024, respectively, that are classified as redeemable common stock. See Note 7 - “Redeemable Common Stock - Related Party”.
(2) Represents shares issued to independent directors under the Incentive Plan. See Share-Based Compensation Plan below.
(3) Consists of shares issued to the Adviser for the payment of management fees that are classified as redeemable common stock. See Note 7 - “Redeemable Common Stock - Related Party”.

	Six Months Ended June 30, 2023
	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Class F Shares	Total
Total Outstanding Shares as of December 31, 2022	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—
Total Outstanding Shares as of March 31, 2023	—	—	—	—	—	—	—
Issuance of common stock(1)	511	—	511	511	400	—	1,933
Total Outstanding Shares as of June 30, 2023	511	—	511	511	400	—	1,933
(1) Includes 1,600 shares issued to an affiliate of Invesco under the Invesco Subscription Agreement.
Distributions
For the three and six months ended June 30, 2024, we declared distributions of $7.3 million and $13.6 million, respectively. We accrued $1.6 million for distributions payable, of which $36,000 was accrued for distributions payable to related parties, in our condensed consolidated balance sheets as of June 30, 2024. For the year ended December 31, 2023, we declared distributions of $7.8 million. We accrued $3.1 million for distributions payable, of which $2.4 million was accrued for distributions payable to related parties, in our condensed consolidated balance sheets as of December 31, 2023.

The table below details the aggregate distributions declared per share for each applicable class of stock for the three and six months ended June 30, 2024.

	Three Months Ended June 30, 2024
	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Class F Shares
Aggregate distribution declared per share	$0.7800	$0.7800	$0.7800	$0.7800	$0.7800	$0.7800
Stockholder servicing fee per share	(0.0017)	(0.0529)	—	—	—	—
Net distribution declared per share	$0.7783	$0.7271	$0.7800	$0.7800	$0.7800	$0.7800

	Six Months Ended June 30, 2024
	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Class F Shares
Aggregate distribution declared per share	$1.6400	$1.6400	$1.6400	$1.6400	$1.6400	$0.7800
Stockholder servicing fee per share	(0.0017)	(0.1063)	—	—	—	—
Net distribution declared per share	$1.6383	$1.5337	$1.6400	$1.6400	$1.6400	$0.7800
Share Repurchase Plan
We have adopted a share repurchase plan for our common stock. On a monthly basis, our stockholders may request that we repurchase all or any portion of their shares. We may choose, in our discretion, to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any month, subject to the limitations in the share repurchase plan.
Under the Invesco Subscription Agreement described in Note 7 - “Redeemable Common Stock - Related Party”, Invesco Realty may not participate in our share repurchase plan until the earlier of March 23, 2028 and the date that our aggregate NAV is at least $1.5 billion. We can only accept a repurchase request from Invesco Realty after all requests from unaffiliated stockholders have been fulfilled.
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
Class E shares issued to the Adviser as payment for management fees or performance fees are not subject to the repurchase limits of our share repurchase plan, any lockup period applicable to the Adviser or any reduction penalty for an early repurchase.
For the three and six months ended June 30, 2024, we repurchased 1,200 shares of common stock and fulfilled all repurchase requests that were made under the share repurchase plan. For the three and six months ended June 30, 2023, we did not repurchase any shares under the share repurchase plan.
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

Share-Based Compensation Plan
In May 2024 and November 2023, we granted 3,340 and 2,989 restricted shares of Class E common stock, respectively, to our independent directors under the terms of our 2023 Equity Incentive Plan (the “Incentive Plan”). The restricted shares granted in November 2023 became vested in March 2024. The restricted shares granted in May 2024 will become unrestricted shares of common stock on the first anniversary of the grant date unless forfeited, subject to certain conditions that accelerate vesting. For the three and six months ended June 30, 2024, we recognized $20,000 and $37,000, respectively, of compensation expense related to these awards. As of June 30, 2024, we had 1,093,671 shares of common stock available for future issuance under the Incentive Plan.
9.Earnings per Common Share
Earnings per share for the three and six months ended June 30, 2024 and 2023 is computed as presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except share and per share amounts	2024	2023	2024	2023
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	$3,620	$(1,606)	$8,300	$(2,733)

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	10,729,623	748	8,956,409	382
Effect of dilutive securities:
Restricted stock awards	28	—	306	—
Dilutive Shares	10,729,651	748	8,956,715	382
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$0.34	$(2,147.96)	$0.93	$(7,151.30)
Diluted	$0.34	$(2,147.96)	$0.93	$(7,151.30)
10.Fair Value of Financial Instruments
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

	June 30, 2024
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Commercial real estate loan investments	$—	$—	$1,121,010	$1,121,010

Liabilities:
Revolving credit facility	—	—	10,000	10,000
Repurchase agreements	—	—	849,754	849,754
Total liabilities	$—	$—	$859,754	$859,754

	December 31, 2023
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Commercial real estate loan investments	$—	$—	$613,503	$613,503

Liabilities:
Revolving credit facility	—	—	14,000	14,000
Repurchase agreements	—	—	457,861	457,861
Total liabilities	$—	$—	$471,861	$471,861
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

$ in thousands	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Beginning Balance	$824,333	$613,503
Loan originations and fundings	296,392	506,304
Net unrealized gain (loss)	285	1,203
Balance as of June 30, 2024	$1,121,010	$1,121,010
The following tables summarize the significant unobservable inputs used in the fair value measurement of our investments in commercial loans:

	June 30, 2024
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)(1)
Commercial loans	Discounted cash flow	Discount rate	8.18%	7.83% - 8.43%	0.72
(1) Based on expected cash flows and potential prepayments.

	December 31, 2023
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)
Commercial loans	Discounted cash flow	Discount rate	8.52%	8.16% - 8.71%	2.12
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
The following table shows a reconciliation of the beginning and ending fair value measurements of our revolving credit facility:

$ in thousands	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Beginning Balance	$18,000	$14,000
Proceeds from revolving credit facility	101,000	192,000
Repayment of revolving credit facility	(109,000)	(196,000)
Net unrealized (gain) loss	—	—
Balance as of June 30, 2024	$10,000	$10,000
Valuation of Repurchase Agreements
We have entered into repurchase agreement facilities to provide floating rate financing for our commercial real estate loan investments. Our repurchase agreements are carried at fair value based on significant unobservable inputs and are classified as Level 3.
The following table shows a reconciliation of the beginning and ending fair value measurements of our repurchase agreements:

$ in thousands	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Beginning Balance	$609,981	$457,861
Borrowings under repurchase agreements	288,050	439,447
Repayments of repurchase agreements	(48,476)	(48,476)
Net unrealized (gain) loss	199	922
Balance as of June 30, 2024	$849,754	$849,754
The following tables summarize the significant unobservable inputs used in the fair value measurement of our repurchase agreements:

	June 30, 2024
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)(1)
Repurchase agreements	Discounted cash flow	Discount rate	7.24%	6.98% - 7.53%	0.73
(1) Based on expected cash flows and potential prepayments.

	December 31, 2023
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)
Repurchase agreements	Discounted cash flow	Discount rate	7.62%	7.31% - 7.86%	1.48

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
11.Related Party Transactions
Due to/from Affiliates
Our due from affiliates balance consists of amounts paid by the Company that are due to us from the Adviser under the terms of our advisory agreement and totaled $675,000 as of June 30, 2024. (December 31, 2023: None).
The following table details the components of due to affiliates as of June 30, 2024 and December 31, 2023.

$ in thousands	June 30, 2024	December 31, 2023
Adviser commitment fee payable	$2,120	$113
Advanced organizational costs	724	707
Advanced offering costs	1,261	1,293
Advanced debt issuance and other financing costs	7,001	3,727
Advanced general and administrative expenses(1)	5,497	2,993
Accrued stockholder servicing fees	4,717	1,334
Accrued management fee	307	—
Accrued performance fee	850	—
Other	45	—
Total	$22,522	$10,167
(1) Advanced general and administrative expenses as of June 30, 2024 and December 31, 2023 includes approximately $287,000 and $73,000, respectively, of prepaid expenses which are included in other assets on our condensed consolidated balance sheets.
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
Organizational Costs and Offering Expenses
Under the terms of our amended and restated advisory agreement dated April 24, 2024, the Adviser advanced all of our organizational costs and offering expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through May 31, 2024. We will reimburse the Adviser for all of our organizational costs and offering expenses advanced through May 31, 2024 ratably over 52 months commencing December 1, 2024. We will reimburse the Adviser on a quarterly basis for organizational and offering expenses incurred on our behalf subsequent to May 31, 2024.
Under the terms of our advisory agreement, organizational costs and offering expenses became a liability of the Company on March 23, 2023. Organizational costs and offering expenses include costs incurred by the Adviser prior to entering into the advisory agreement with the Company.

Operating Expenses Reimbursement
Under the terms of our amended and restated advisory agreement dated April 24, 2024, the Adviser advanced our operating expenses, including debt issuance costs and general and administrative expenses, incurred through May 31, 2024. We will reimburse the Adviser for all of our operating expenses advanced through May 31, 2024 ratably over 52 months commencing December 1, 2024.
Following May 31, 2024, we will reimburse the Adviser quarterly for total operating expenses paid by the Adviser on our behalf. However, we may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”). We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.
For the three and six months ended June 30, 2024, the Adviser had incurred expenses on our behalf of $45,000 subsequent to May 31, 2024, of which $45,000 is accrued as a component of due to affiliates on our condensed consolidated balance sheets as of June 30, 2024 and included within Other in the table above.
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
We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class S-1, Class S, and Class D share is sold during the Continuous Offering. During the three months and six months ended June 30, 2024, we paid approximately $159,000 and $245,000 of stockholder servicing fees, respectively, with respect to the outstanding Class S-1 shares and did not pay stockholder servicing fees with respect to the outstanding Class S and Class D shares. During the year ended December 31, 2023, we paid approximately $15,000 of stockholder servicing fees with respect to the outstanding Class S-1 shares and did not pay stockholder servicing fees with respect to the outstanding Class S and Class D shares.
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
Management fees and performance fees began to accrue on March 1, 2024. Management fees will be accrued monthly and paid quarterly in arrears and performance fees will be paid annually. During the three and six months ended June 30, 2024, we incurred management fees of $307,000 and $452,000, respectively, of which $307,000 is accrued as a component of due to affiliates on our condensed consolidated balance sheets as of June 30, 2024. During the three and six months ended June 30, 2024, we incurred performance fees of $645,000 and $850,000, respectively, of which $850,000 is accrued as a component of due to affiliates on our condensed consolidated balance sheets as of June 30, 2024. During the three and six months ended June 30, 2024, we issued 5,792 Class E Redeemable Common Stock shares as payment for the management fees earned. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each quarter for which the fee was earned.
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
Our Adviser is subject to the supervision and oversight of our Board and has only such functions and authority as we delegate to it. The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. We incurred $218,000 and $450,000, respectively, of costs for support personnel provided by the Adviser for the three and six months ended June 30, 2024 that are recorded as a component of due to affiliates on our consolidated balance sheets. During the three and six months ended June 30, 2023, we incurred $46,000 and $46,000, respectively, of costs for support personnel provided by the Adviser.

Related Party Share Ownership
The table below summarizes the number of shares and the total purchase price of the shares that have been purchased by affiliates as of June 30, 2024.

$ in thousands, except share amounts	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Class F Shares	Total Purchase Price
Invesco Realty, Inc.(1)	54,567	—	54,567	53,662	56,491	—	$5,340
Invesco Advisers, Inc.(2)	—	—	—	—	5,792	—	145
Members of our board of directors (3)	—	—	—	—	14,732	—	84
Total	54,567	—	54,567	53,662	77,015	—	$5,569
(1) Shares issued to Invesco Realty, Inc. are governed by the terms of the Invesco Subscription Agreement and classified as redeemable common shares on our condensed consolidated balance sheets. See Note 7 - “Redeemable Common Stock - Related Party” for further information.
(2) Shares issued to Invesco Advisers, Inc. are governed by the terms of our advisory agreement and classified as redeemable common shares on our condensed consolidated balance sheets. See Note 7 - “Redeemable Common Stock - Related Party” for further information.
(3) Represents shares issued to members of our board of directors, including stock awards under our Share-Based Compensation Plan.
12.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of June 30, 2024, we had unfunded commitments of $258.8 million for 18 of our commercial real estate loan investments. The unfunded commitments consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the weighted average remaining term of the related loans of 3.00 years.
We have also committed to pay counterparty legal, diligence and other fees in connection with new financing facilities in the ordinary course of business.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, the Company was not involved in any material legal proceedings.
13.Subsequent Events
Investment Portfolio Activity
Subsequent to June 30, 2024, we originated four commercial real estate loans with an aggregate outstanding principal amount of $175.3 million and a total loan amount of $178.9 million. The loans earn interest at one-month term SOFR plus a spread for a weighted average interest rate of 8.25% based on the interest rate in effect at origination.
Financing Activity
Subsequent to June 30, 2024, we entered into a secured financing agreement which provides for current and future financings of up to $837.5 million on a non-mark-to-market, match-term basis to the underlying loans. We also entered into a secured financing agreement which provides for current and future financings of up to $300.0 million on a non-mark-to-market, match-term basis to the underlying loans.
These secured financing agreements increased our total aggregate maximum facility size on our borrowings from $1.8 billion as of June 30, 2024 to $2.7 billion.

Stockholders’ Equity
Subsequent to June 30, 2024, we issued the following stock:

$ in thousands except share amounts	Shares Issued to Third-Parties	Shares Issued to Affiliates(1)(2)	DRP Shares(3)
Common Stock:
Class S	196	—	—
Class S-1	639,333	—	12,456
Class D	—	—	—
Class I	383,648	—	5,902
Class E	9,931	12,142	263
Class F	3,158,612	—	30,040
Total	4,191,720	12,142	48,661

Total net proceeds(4)	$106,067	$—	$1,226
(1)Affiliates include related parties discussed in Note 11 - “Related Party Transactions”.
(2)Includes 12,142 Class E shares issued to our Adviser as payment for management fees for total consideration of $306,000, which is excluded from Total net proceeds.
(3)Represents shares issued under our distribution reinvestment plan.
(4)With respect to DRP Shares, Total net proceeds represents total value of shares issued under our distribution reinvestment plan.

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
Factors Impacting Our Operating Results
Our operating results can be affected by a number of factors and depend on loan origination activity, interest earned on the commercial loan investments held in the portfolio, interest paid on the borrowing facilities of the portfolio and changes in the fair market value of our commercial real estate loan investments and our borrowings. Our net interest income varies primarily as a result of the number of loan originations in the period, the timing of entering into new borrowing arrangements, repayments from the borrower of the outstanding principal balance of our loan assets during the period, and changes in benchmark interest rates and market spreads. Market spreads vary according to the type of investment or borrowing, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.
We have elected the fair value option for our commercial real estate loan investments and our borrowing facilities. The fair market value of our commercial real estate loans can be impacted by changes in credit spread premiums (yield advantage over a benchmark rate) and the supply of, and demand for, assets in which we invest.
Market Conditions
During the second quarter of 2024, the Company originated eight commercial real estate loans with an aggregate total loan commitment amount of $424.1 million and a spot coupon of 12.09% based on the weighted average interest rate on our net committed equity position as of June 30, 2024. Market credit spreads on both whole loan originations and senior financing continued to tighten in the second quarter, particularly within Multifamily. The weighted average interest rate spread on our net committed equity position is comprised of the difference between the spread on our commercial real estate loans applied to the committed loan amounts less the spread on our borrowings applied to the total financing. This difference is divided by our net committed equity position. The weighted average interest rate is this spread combined with the Term SOFR benchmark rate in effect on June 30, 2024 after considering any impact of the interest rate floor.
The eight originations in the second quarter of 2024 were comprised of seven Multifamily originations and one Industrial origination across the US with 64% focused on acquisition financing (remaining 36% were originated for the purpose of refinancing the borrower’s existing investment). In the wider market, sale financing was down more sharply but largely offset by a small increase in refinancing volumes.
The wider real estate market saw some signs of stabilization as Green Street’s Commercial Property Price Index “CPPI” increased to 0.7% in June, with the majority of change driven by a 5% increase in apartment prices over the past month.
In June, the Federal Reserve kept their benchmark rate unchanged at 5.25%-5.50% and Federal Reserve Chair Jerome Powell has noted that at least one rate cut is expected before the end of the year. The Company has benefited from continued elevated interest rates and will monitor market conditions as they continue to evolve.
Outlook
We believe the Company will continue to find opportunities during this period of capital market dislocation to originate attractive loans with credit/structuring profiles at a premium to historical pricing. We anticipate that commercial real estate transaction volume will remain limited throughout 2024 with investment sales declining by 22% year over year as of the first quarter of 2024 but showing signs of values stabilizing.
As banks continue to pull back from new origination activity, debt funds have stepped up with origination volume outperforming pre-pandemic levels. We expect this trend will continue as banks comply with tighter regulations and remain selective in providing commercial real estate financing, with some recently seeking ancillary business and deposits alongside loan originations or pivoting into more indirect methods of real estate lending such as providing warehouse lines or other types of financing facilities. We will continue to monitor bank and CMBS activity throughout 2024 and the resulting liquidity impact it may have on sponsor/borrower loan payoffs in our portfolio.
Overall, we believe the Company is positioned to take advantage of new opportunities that will arise and benefit from its current stable portfolio and prudently managed balance sheet. We believe that our “credit over yield” investment philosophy will allow us to provide durable current income to stockholders while seeking to minimize risk during the current market environment.

Q2 2024 Highlights
Capital Activity and Distributions
•Declared monthly net distributions totaling $7.3 million for the quarter ended June 30, 2024.
•Raised $43.4 million of net proceeds from the sale of our common stock through our Continuous Offering during the quarter ended June 30, 2024.
•Called $120.0 million of capital under the Class F Subscription Agreement.
•Repurchased 3,990,638 shares of our redeemable common stock from Invesco Realty, Inc. pursuant to the Invesco Subscription Agreement for an aggregate repurchase price of $100.0 million. The shares were not repurchased under the share repurchase plan.
Investments
•Originated a floating rate senior commercial real estate loan with a total commitment amount of $66.1 million and outstanding principal amount of $59.1 million as of June 30, 2024 The underlying property is a Multifamily property located within the Los Angeles metropolitan statistical area.
•Originated a floating rate senior commercial real estate loan with a total commitment amount of $150.0 million and outstanding principal amount of $40.7 million as of June 30, 2024. The underlying property is a portfolio of Multifamily properties located within the New York metropolitan statistical area.
•Originated a floating rate senior commercial real estate loan with a total commitment amount of $23.7 million and outstanding principal amount of $23.5 million as of June 30, 2024. The underlying property is a Multifamily property located within the Fort Worth metropolitan statistical area.
•Originated a floating rate senior commercial real estate loan with a total commitment amount of $22.5 million and outstanding principal amount of $21.8 million as of June 30, 2024. The underlying property is a Multifamily property located within the Fort Worth metropolitan statistical area.
•Originated a floating rate senior commercial real estate loan with a total commitment amount of $47.3 million and outstanding principal amount of $42.6 million as of June 30, 2024. The underlying property is an Industrial property located within the Orange County metropolitan statistical area.
•Originated a floating rate senior commercial real estate loan with a total commitment amount of $40.7 million and outstanding principal amount of $35.2 million as of June 30, 2024. The underlying property is a Multifamily property located within the Dallas metropolitan statistical area.
•Originated a floating rate senior commercial real estate loan with a total commitment amount of $33.5 million and outstanding principal amount of $30.4 million as of June 30, 2024. The underlying property is a Multifamily property located within the San Francisco metropolitan statistical area.
•Originated a floating rate senior commercial real estate loan with a total commitment amount of $40.4 million and outstanding principal amount of $38.1 million as of June 30, 2024. The underlying property is a Multifamily property located within the Jacksonville metropolitan statistical area.
Financing Activity
•Made net repayments of $8.0 million to our revolving credit facility for the three months ended June 30, 2024.
•Received net borrowings of $239.6 million from our repurchase agreements for the three months ended June 30, 2024.
•In the quarter ended June 30, 2024, we entered into a repurchase agreement facility with Barclays Bank PLC. The repurchase agreement has a maximum facility size of $250.0 million and bears interest at a one-month term SOFR plus a spread.
•In the quarter ended June 30, 2024, we entered into a repurchase agreement facility with Wells Fargo. The repurchase agreement has a maximum facility size of $200.0 million and bears interest at a one-month term SOFR plus a spread.

Financial Condition
Investment Activities
We commenced investing in commercial real estate loans in May 2023. As of June 30, 2024, we originated 22 commercial real estate senior loans with a fair value of $1.1 billion. We elected the fair value option for our commercial real estate loan investments and, accordingly, we recognize any origination costs or fees associated with the loans in the period of origination. Our loan investments earn interest at term SOFR plus a spread and had a weighted average interest rate of 8.41% as of June 30, 2024.
The following table details overall statistics for our loan portfolio as of June 30, 2024:

$ in thousands	June 30, 2024	December 31, 2023
Number of investments	22	10
Principal balance	$1,119,807	$613,503
Fair value	$1,121,010	$613,503
Unfunded loan commitments(1)	$258,764	$57,903
Weighted-average interest rate(2)	8.41%	8.53%
Weighted-average maximum maturity (years)(3)	4.47	4.69
Origination loan to value (LTV)(4)	62%	65%
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
(4)    LTV is generally based on the initial loan amount and the independent property appraisals at the time of origination.
The following charts illustrate the diversification and composition of our loan portfolio based on fair value as of June 30, 2024:
Loan originations activity during the three months ended June 30, 2024, totaled $291.3 million as a result of eight new loan originations. Additionally, loan fundings activity during the three months ended June 30, 2024, totaled $5.1 million for additional commitments made under existing loans. In the three months ended June 30, 2024, we earned $20.4 million of interest income on our loan portfolio.
The following table details our loan activity:

	Three Months Ended	Six Months Ended
$ in thousands	June 30, 2024	June 30, 2024
Loan originations	$291,282	$495,721
Loan fundings	5,110	10,583
Loan repayments and sales	—	—
Total net fundings	$296,392	$506,304

The following table provides details of our loan portfolio, on a loan-by-loan basis, as of June 30, 2024:

$ in thousands
Metropolitan Statistical Area	Property Type	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Current Maturity	Maximum Maturity(3)
Phoenix	Industrial	05/17/2023	8.68%	$136,000	$123,095	$123,094	6/9/2025	6/9/2028
San Jose(4)	Multifamily	05/31/2023	8.48%	41,700	41,700	41,724	6/9/2026	6/9/2028
New York(5)	Multifamily	07/26/2023	8.43%	73,600	73,600	73,680	8/9/2026	8/9/2028
Los Angeles	Multifamily	08/04/2023	8.43%	85,180	81,037	81,122	8/9/2025	8/9/2028
Miami	Industrial	08/25/2023	8.68%	42,676	35,923	35,944	9/9/2025	9/9/2028
Richmond	Industrial	09/25/2023	8.68%	38,300	33,896	33,925	10/9/2025	10/9/2028
Atlanta	Industrial	11/06/2023	8.68%	92,950	80,984	81,071	11/9/2025	11/9/2028
Dallas	Multifamily	12/07/2023	8.13%	70,000	61,873	62,048	12/9/2026	12/9/2028
Seattle	Multifamily	12/12/2023	8.28%	68,500	68,500	68,609	12/9/2026	12/9/2028
New York(6)	Multifamily	12/21/2023	8.33%	22,500	22,500	22,530	12/9/2026	12/9/2028
Houston	Multifamily	01/24/2024	8.33%	61,500	61,000	61,126	2/9/2027	2/9/2029
New York	Multifamily	02/08/2024	8.33%	120,000	47,651	47,750	2/9/2027	2/9/2029
Los Angeles	Multifamily	03/05/2024	8.48%	56,600	55,097	55,171	3/9/2027	3/9/2029
Los Angeles	Multifamily	03/28/2024	8.33%	45,000	41,535	41,567	4/9/2026	4/9/2029
Los Angeles	Multifamily	04/12/2024	8.38%	66,050	59,134	59,190	4/9/2027	4/9/2029
New York	Multifamily	05/02/2024	8.33%	150,000	40,724	40,837	5/9/2027	5/9/2029
Fort Worth	Multifamily	05/15/2024	8.23%	22,500	21,775	21,787	6/9/2026	6/9/2029
Fort Worth	Multifamily	05/15/2024	8.23%	23,650	23,500	23,512	6/9/2026	6/9/2029
Orange County	Industrial	05/31/2024	8.18%	47,275	42,600	42,640	6/9/2027	6/9/2029
Dallas	Multifamily	06/07/2024	8.13%	40,740	35,233	35,233	6/9/2027	6/9/2029
San Francisco	Multifamily	06/17/2024	7.98%	33,500	30,350	30,350	7/9/2027	7/9/2029
Jacksonville	Multifamily	06/28/2024	8.45%	40,350	38,100	38,100	7/9/2027	7/9/2029
			8.41%	$1,378,571	$1,119,807	$1,121,010
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
As of June 30, 2024, six commercial real estate loans within our portfolio aggregating $230.1 million and approximately 21% of our loan portfolio, at fair value, are affiliated with a single sponsor that represents an institutional private equity company. These loans that the Company has made that are affiliated with a single sponsor are not cross collateralized or cross defaulted.
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
Our loan portfolio had a weighted-average loan risk rating of 2.8 as of June 30, 2024 and 2.7 as of December 31, 2023.

Financing and Other Liabilities
We utilize a revolving line of credit as a short-term cash management tool to pay fees and expenses, finance investment activity and bridge portfolio-level financing arrangements.
Our revolving line of credit bears interest at a one-month term SOFR plus a spread and had a weighted average borrowing rate of 8.23% as of June 30, 2024.
We finance the majority of our commercial real estate loan portfolio through repurchase agreements. We have five repurchase agreement facilities that bear interest at one-month term SOFR plus a spread. These facilities had a weighted average borrowing rate of 7.48% as of June 30, 2024.
The below table summarizes our repurchase agreement and revolving line of credit borrowings as of June 30, 2024.

$ in thousands	Weighted Average Interest rate(1)	Maturity Date(2)	Maximum Facility Size	Amount Outstanding	Available Balance
Repurchase Agreements:
Morgan Stanley Bank N.A.(3)	7.61%	5/25/2025	$500,000	$318,637	$181,363
Citibank N.A.	7.39%	6/20/2026 (current); 6/20/2028 (fully extended)	535,000	206,926	328,074
Bank of Montreal(4)	7.45%	7/18/2025	223,424	217,709	5,715
Barclays(5)	7.33%	4/24/2027	250,000	47,200	202,800
Wells Fargo	7.25%	5/23/2026 (current); 5/23/2029 (fully extended)	200,000	58,360	141,640
Total Repurchase Agreements	7.48%		1,708,424	848,832	859,592
Revolving Credit Facility(6)	8.23%		100,000	10,000	90,000
Total	7.48%		$1,808,424	$858,832	$949,592
(1)    Represents weighted average interest rate of the most recent interest period in effect for each borrowing as of period end. Borrowings under our repurchase agreements and revolving credit facility carry interest at one-month Term SOFR plus a spread.
(2)    For Repurchase Agreements, maturity date represents the current borrowing facility maturity date and the maximum maturity for borrowing facilities with extension options that are at our option, subject to compliance with certain financial and administrative covenants, as well as payment of applicable extension fees.
(3)    Borrowing facility has an extension option of one year, subject to lender approval and compliance with certain financial and administrative covenants.
(4)    Borrowing facility has three extension options of one year each, subject to lender approval and compliance with certain financial and administrative covenants.
(5)    Borrowing facility has two extension options of one year each, subject to lender approval and compliance with certain financial and administrative covenants.
(6)    The final maturity date of the Revolving Credit Facility is aligned with the Company’s ability to call remaining outstanding capital under certain subscription agreements.
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
As of June 30, 2024, we were in compliance with the covenants of our financing facilities.

Results of Operations
We commenced investing in commercial real estate loans in May 2023. Accordingly, our results of operations for the six months ended June 30, 2024 and 2023 are not comparable. We expect revenues and expenses to increase during the year ending December 31, 2024 because we will have a full year of operations in 2024 and expect to continue making additional investments.
For the three and six months ended June 30, 2024 and 2023, our results of operations consisted of:

	Three Months Ended June 30,			Six Months Ended June 30,
$ in thousands except per share amount	2024	2023	$ Change	2024	2023	$ Change
Net Interest Income
Commercial real estate loan interest income	$20,415	$1,520	$18,895	$35,555	$1,520	$34,035
Other interest income	587	—	587	828	—	828
Interest expense	(13,843)	(1,588)	(12,255)	(24,249)	(1,588)	(22,661)
Net interest income	7,159	(68)	7,227	12,134	(68)	12,202

Other Income (Expense)
Unrealized gain (loss) on commercial real estate loan investments, net	285	—	285	1,203	—	1,203
Unrealized gain (loss) on repurchase agreements, net	(199)	—	(199)	(922)	—	(922)
Commitment fee income, net of related party expense of $2,120, $3,518, $868 and $868 for the three and six months ended June 30, 2024 and 2023, respectively	2,120	867	1,253	3,518	867	2,651
Other income	249	36	213	350	36	314
Total other income (expense), net	2,455	903	1,552	4,149	903	3,246

Expenses
Management and performance fees - related party	952	—	952	1,302	—	1,302
Debt issuance and other financing costs related to borrowings, at fair value	3,221	1,735	1,486	3,690	2,387	1,303
Organizational costs	14	154	(140)	19	604	(585)
General and administrative	1,800	551	1,249	2,958	576	2,382
Total expenses	5,987	2,440	3,547	7,969	3,567	4,402

Net income (loss)	$3,627	$(1,605)	$5,232	$8,314	$(2,732)	$11,046
Dividends to preferred stockholders	(7)	(1)	(6)	(14)	(1)	(13)
Net income (loss) attributable to common stockholders	$3,620	$(1,606)	$5,226	$8,300	$(2,733)	$11,033

Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$0.34	$(2,147.96)	$2,148.30	$0.93	$(7,151.30)	$7,152.23
Diluted	$0.34	$(2,147.96)	$2,148.30	$0.93	$(7,151.30)	$7,152.23
Weighted average number of shares of common stock
Basic	10,729,623	748	10,728,875	8,956,409	382	8,956,027
Diluted	10,729,651	748	10,728,903	8,956,715	382	8,956,333

Net Income (Loss) attributable to Common Stockholders
Net income (loss) attributable to common stockholders increased by $5.2 million during the three months ended June 30, 2024 and increased by $11.0 million during the six months ended June 30, 2024, as compared to June 30, 2023. The increase across both periods was primarily due to the increase in the number of commercial real estate loan originations during the period, which resulted in an increase in net interest income and commitment fee income, net of related party expenses, as compared to June 30, 2023.
Net Interest Income
Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2024	2023	2024	2023
Average earning assets(1)	$1,006,322	$157,405	$873,637	$157,405
Average earning assets yield(2)	8.11%	7.72%	8.14%	7.72%
(1)    Average earning assets are based on weighted month-end balances. Average earning assets for the three and six months ended June 30, 2023 are based on the weighted month-end balances commencing in May 2023.
(2)    Average earning asset yield is calculated by dividing interest income by average earning assets. All yields are annualized.
Interest Expense and Cost of Funds
The table below presents information related our borrowings and cost of funds for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2024	2023	2024	2023
Average borrowings(1)	$773,957	$178,809	$671,563	$178,809
Maximum borrowings (2)	$858,832	$199,779	$858,832	$199,779
Average cost of funds(3)	7.15%	7.10%	7.22%	7.10%
(1)    Average borrowings are based on weighted month-end balances. Average borrowings for the three and six months ended June 30, 2023 are based on the weighted month-end balances commencing in May 2023.
(2)    Amount represents the maximum borrowings at each month-end within the period.
(3)    Average cost of funds is calculated by dividing annualized interest expense by average borrowings.
Our interest expense for the three and six months ended June 30, 2024 and 2023 is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2024	2023	2024	2023
Repurchase agreement interest expense	$13,689	$857	$23,823	$857
Revolving credit agreement interest expense	154	731	426	731
Total interest expense	$13,843	$1,588	$24,249	$1,588
Other Income (Expense), Net
Other income (expense), net increased by $1.6 million during the three months ended June 30, 2024 and increased by $3.2 million during the six months ended June 30, 2024, as compared to June 30, 2023. This is primarily due to commitment fees earned on loan asset originations during the period and market valuation adjustments to our loan asset portfolio and financing facilities.
We generally seek to charge each borrower a commitment fee that is calculated as a percent of the whole loan on a fully funded basis at the time of origination. We retain 50% of commitment fees that we earn on our loan investments and pay our Adviser 50% of commitment fees that we earn (not to exceed 0.5% of the loan amount). We recognize commitment fees immediately in earnings because we elected the fair value option for our loan investments. For the three and six months ended June 30, 2024, commitment fee income, after related party expenses, increased by $1.3 million and $2.7 million, respectively, as compared to the three and six months ended June 30, 2023. We originated eight and twelve loans during the three and six months ended June 30, 2024, compared to two loan originations during the three and six months ended June 30, 2023.
The valuation of our commercial real estate loans, financing facilities, and company-level credit facilities is performed by an independent valuation adviser. In the three and six months ended June 30, 2024, we did not observe material changes in the collateral risks in our portfolio, however we did observe changes in market pricing for similar loan types to those in our portfolio and recorded a net unrealized gain of $285,000 and $1.2 million, respectively, on our investments. For the June 30, 2023 comparable periods, we did not record an unrealized gain or loss on our commercial real estate loan investments as we did not observe material changes in the collateral risks or market pricing of our portfolio during the period. We compared the features of our loans to the interest rates and terms required by lenders in the new loan origination market for similar loans, and the yield required by investors acquiring similar loans in the secondary market. We also compared current market and collateral conditions to those present at origination or acquisition. Additionally, for three and six months ended June 30, 2024, we recorded a net unrealized loss of $199,000 and $922,000, respectively, on our repurchase agreements following a review of market interest rates, which reflect estimates for how lenders would price equivalent loans for the remaining terms, for similar borrowing agreements with comparable loan-to-value ratios and credit profiles. For the June 30, 2023 comparable periods, we did not record an unrealized gain or loss on our repurchase agreements as we did not observe material changes in the market interest rates during the period.
Expenses
Our expenses for the three and six months ended June 30, 2024 increased by $3.5 million and $4.4 million, respectively, as compared to the three and six months ended June 30, 2023. The increase in expenses is primarily due to increased debt issuance and other financing costs and general and administrative expenses and the recognition of management fees and performance fees.
We expense debt issuance and other financing costs as incurred because we elected the fair value option for our repurchase agreements and revolving credit facility. When we incur debt issuance costs prior to a debt facility closing, we expense the costs as incurred if we intend to elect the fair value option to account for the debt facility and the closing is probable as of the balance sheet date. Our debt issuance and other financing costs include upfront lender fees, legal costs directly associated with entering into our debt facilities, and other lender fees associated with our existing debt facilities. For the three and six months ended June 30, 2024, debt issuance and other financing costs increased by $1.5 million and $1.3 million, respectively, as compared to the three and six months ended June 30, 2023. For the three and six months ended June 30, 2024, average borrowings were $774.0 million and $671.6 million, respectively, as compared to $178.8 million for the three and six months ended June 30, 2023.
Management fees and performance fees began to accrue on March 1, 2024. The management fee that we pay the Adviser to source our investments and manage our operations is based on our NAV. The performance fee that we pay the Adviser is based on the annual total return of the fund. Total return is determined based on total distributions plus the change in NAV.
Our general and administrative expenses for the three and six months ended June 30, 2024 increased by $1.2 million and $2.4 million, respectively, as compared to the three and six months ended June 30, 2023. The increase is primarily due to accounting, auditing, legal and other professional fees.
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
We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, the payment of cash dividends as required for continued qualification as a REIT, and to repurchase shares of our common stock under our share repurchase plan. Cash needs for items other than loan originations and asset acquisitions are generally met from operations, and cash needs for loan originations and asset acquisitions are funded by our continuous private offering and debt financings. However, there may be a delay between the sale of our shares and our origination of loan assets or purchase of assets that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

We held cash and cash equivalents of $6.2 million and restricted cash of $9.9 million as of June 30, 2024. Our cash and cash equivalents change due to normal fluctuations in cash balances related to the timing of principal and interest payments and loan origination and funding activity. Our restricted cash changes based on the volume of new subscriptions for our shares.
The following table sets forth changes in cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
$ in thousands	2024	2023
Cash flows from operating activities	$18,526	$1,697
Cash flows from investing activities	(506,304)	(157,405)
Cash flows from financing activities	478,333	157,956
Net change in cash, cash equivalents and restricted cash	$(9,445)	$2,248
Our operating activities provided net cash of $18.5 million for the six months ended June 30, 2024, primarily from amounts advanced by our Adviser under our advisory agreement, including $2.1 million of debt issuance costs.
Our investing activities used net cash of $506.3 million in the six months ended June 30, 2024, and consisted of originating twelve commercial real estate loan investments during the period.
Our financing activities provided net cash of $478.3 million in the six months ended June 30, 2024. During the six months ended June 30, 2024, we made net repayments on our revolving credit facility of $4.0 million and we received net proceeds from our repurchase agreements of $391.0 million and net proceeds from the issuance of common stock of $194.5 million. We also received net proceeds of $9.9 million from retail investor subscriptions paid in advance. We used cash of $11.7 million and $1.3 million during the six months ended June 30, 2024 to pay dividends and debt issuance costs, respectively. Additionally, we used cash of $100.0 million to repurchase redeemable common stock.
As of June 30, 2024, our total assets were approximately $1.1 billion and consisted primarily of 22 investments in commercial real estate loans totaling $1.1 billion, restricted cash of $9.9 million and cash and cash equivalents of $6.2 million. We financed our commercial real estate loan investments with $848.8 million of repurchase agreement borrowings from five lenders and $10.0 million from our revolving credit agreement.
Our primary sources of liquidity include available borrowings under our repurchase agreements and revolving credit facility and cash and cash equivalents. Amounts available under these sources as of June 30, 2024 and December 31, 2023 are summarized in the following table:

$ in thousands	June 30, 2024	December 31, 2023
Cash and cash equivalents	$6,169	$1,975
Available borrowings under revolving credit agreements	90,000	86,000
Available borrowings under master repurchase agreements	859,592	226,283
	$955,761	$314,258
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
As of June 30, 2024, we may call an additional $144.7 million of the initial $150 million capital committed under the Invesco Subscription Agreement.
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
As of June 30, 2024, we have called $120.0 million of capital under the Class F Subscription Agreement and may call an additional $80.0 million committed under the Class F Subscription Agreement. Refer to Note 13 - “Subsequent Events” of our condensed consolidated financial statements included in Item 1 of this Report for activity under the Class F Subscription Agreement subsequent to June 30, 2024.
If we are unable to raise substantial funds in our Continuous Offering, we will make fewer investments resulting in less diversification in terms of the type, number, and size of investments we make. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reduce our net income, and limit our ability to make distributions.
As of June 30, 2024, we owed the Adviser $17.8 million consisting of advanced organizational costs and offering expenses, advanced operating expenses, operating expenses incurred by the Adviser not covered under the advance, management and performance fees, and commitment fees. The Adviser advanced all of our organizational costs and offering expenses (other than upfront selling commissions and ongoing stockholder servicing fees), and all of our operating expenses, including debt issuance costs, incurred through May 31, 2024. We will reimburse the Adviser for all advanced organizational costs, offering expense and operating expenses ratably over the 52 months commencing December 1, 2024. We will reimburse the Adviser on a quarterly basis for organizational costs, offering expenses and operating expenses incurred subsequent to May 31, 2024. Management fees and performance fees began to accrue on March 1, 2024. Management fees will be paid quarterly in arrears and performance fees will be paid annually. Commitment fees are not advanced by the Adviser and are currently payable to the Adviser. Refer to Note 11 - “Related Party Transactions” of our condensed consolidated financial statements included in Item 1 of this Report for the components of due to affiliates as of June 30, 2024.
Forward-Looking Statements Regarding Liquidity
During the periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. During the months ended April 30, 2024 and May 30, 2024, we did not receive any repurchase requests under our Share Repurchase Plan. During the month ended June 30, 2024, we received repurchase requests below the applicable repurchase limits under our Share Repurchase Plan and fulfilled all repurchase requests. We continue to believe that our current liquidity position is sufficient to meet the needs of our business.
In addition, we may have other funding obligations, which we expect to satisfy with the cash flows generated from our investments and our capital resources described above. Such obligations may include distributions to our stockholders, operating expenses, repayment of indebtedness, and debt service on our outstanding indebtedness. Our operating expenses include, among other things, the management fee and performance fee we pay to the Adviser, both of which will impact our liquidity to the extent the Adviser elects to receive such payments in cash, or subsequently redeems Class E shares previously issued to them. To date, the Adviser has elected to be paid in Class E shares, resulting in a non-cash expense.

Contractual Obligations and Commitments
Commitments and contingencies may arise in the ordinary course of business. As of June 30, 2024, we had unfunded commitments of $258.8 million for 18 of our commercial real estate loan investments. Unfunded commitments generally consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the remaining current maturity of the related loans of 3.00 years.
We have also committed to pay counterparty legal, diligence and other fees in connection with new financing facilities in the ordinary course of business.
Critical Accounting Policies and Estimates
With the exception of those disclosed in Note 2 - “Summary of Significant Accounting Policies” of our condensed consolidated financial statements included in Item 1 of this Report, there have been no significant changes to our critical accounting policies and estimates that are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
The following table reconciles U.S. GAAP stockholders’ equity per our condensed consolidated balance sheets to our NAV:

$ in thousands	June 30, 2024
Stockholders' equity	$238,055
Adjustments:
Redeemable common stock - related party(1)	5,660
Organizational costs advanced by Adviser(2)	724
Offering costs advanced by Adviser(3)	1,261
Operating expenses advanced by Adviser(4)	12,211
Accrued stockholder servicing fees not currently payable(5)	4,649
Preferred stock liquidation preference	(228)
NAV	$262,332
(1)    We classify common stock held by the Adviser and by an Invesco affiliate as redeemable common stock and include the value of these shares as a component of our NAV. We report our redeemable common stock on our condensed consolidated balance sheets at redemption value. Redemption value is determined based on our net asset value (“NAV”) per share as of our balance sheet date.
(2)    The Adviser advanced all of our organizational costs through May 31, 2024. We expense our organizational costs as incurred in our condensed consolidated statements of operations. We will reimburse the Adviser for all of our organizational costs advanced through May 31, 2024 ratably over the 52 months commencing December 1, 2024. We will reimburse the Adviser for any organizational costs incurred subsequent to May 31, 2024 as incurred. For purposes of calculating our NAV, organizational costs paid by the Adviser through May 31, 2024 will not be recognized as an expense until we reimburse the Adviser for these costs.
(3)    The Adviser advanced all of our offering costs through May 31, 2024. We will reimburse the Adviser for all of our offering costs incurred through May 31, 2024 ratably over 52 months commencing December 1, 2024. For purposes of calculating our NAV, offering costs paid by the Adviser through May 31, 2024 will not be recognized as a reduction in NAV until we reimburse the Adviser for these costs.

(4)    The Adviser advanced all of our operating expenses, including $5.5 million for general and administrative expenses and $7.0 million for debt issuance and other financing costs, through May 31, 2024. These costs include $287,000 of certain prepaid expenses that are classified as other assets in our U.S. GAAP consolidated financial statements that have also been excluded from our NAV. We will reimburse the Adviser for all of our advanced operating expenses incurred through May 31, 2024 ratably over 52 months commencing December 1, 2024. We will reimburse the Adviser for any operating expenses incurred subsequent to May 31, 2024 as incurred. For purposes of calculating our NAV, operating expenses paid by the Adviser on our behalf through May 31, 2024 will not be reflected in our NAV until we reimburse the Adviser for these costs.
(5)    We have entered into an agreement with the Dealer Manager in connection with the Continuous Offering. Under the terms of our agreement, the Dealer Manager is entitled to receive upfront selling commissions and stockholder servicing fees for Class S, Class S-1 and Class D shares sold in the Continuous Offering. As of June 30, 2024, we have accrued stockholder servicing fees totaling $4.7 million of which $68,000 is currently payable to the Dealer Manager.

The following table details the major components of our NAV as of June 30, 2024:

$ in thousands, except share data	June 30, 2024
Commercial real estate loan investments, at fair value	$1,121,010
Cash and cash equivalents	6,169
Restricted cash	9,927
Interest receivable	3,997
Due from affiliate	675
Repurchase agreements, at fair value	(849,754)
Revolving credit facility, at fair value	(10,000)
Interest payable	(2,472)
Dividends and distributions payable	(1,599)
Accounts payable, accrued expenses and other liabilities	(12,003)
Due to affiliates(1)	(3,390)
Preferred stock liquidation preference	(228)
Net asset value	$262,332
Number of outstanding shares(2)	10,415,093
(1) Excludes (i) amounts advanced by the Adviser of $724,000 for organizational costs, $1.3 million for offering costs, $7.0 million for debt issuance and other financing costs and $5.5 million for general and administrative expenses and (ii) accrued stockholder servicing fees not currently payable to the Dealer Manager of $4.6 million.
(2) Includes 225,079 shares of common stock that are classified as redeemable common stock.
The following table provides a breakdown of our total NAV and NAV per share by class as of June 30, 2024:

$ in thousands, except per share data	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Class F Shares	Total
Net asset value	$1,514	$97,090	$1,369	$38,265	$3,831	$120,263	$262,332
Number of outstanding shares(1)	60,435	3,873,069	54,677	1,527,694	151,870	4,747,348	10,415,093
NAV Per Share	$25.04	$25.07	$25.03	$25.05	$25.23	$25.33
(1) Includes 54,567 Class S shares, 54,566 Class D shares, 53,662 Class I shares and 62,284 Class E shares that are classified as redeemable common stock.

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

The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to FFO, AFFO, and FAD for the following periods:

$ in thousands	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Net income (loss) attributable to common stockholders	$3,620	$8,300
Funds from operations (FFO)	$3,620	$8,300
Adjustments:
Organizational costs advanced by Adviser(1)	12	17
Equity based compensation expense	20	37
Unrealized (gain) loss on commercial real estate loan investments, net	(285)	(1,203)
Unrealized (gain) loss on repurchase agreements, net	199	922
Adjusted funds from operations (AFFO)	$3,566	$8,073
Adjustments:
Operating expenses advanced by Adviser(2)	4,003	5,563
Non-cash management fee	307	452
Non-cash performance fee	645	850
Stockholder servicing fees paid to the Dealer Manager	(159)	(245)
Funds available for distribution (FAD)	$8,362	$14,693
(1)    Represents organizational costs as reported on our condensed consolidated statements of operations, excluding certain organizational costs not advanced by the Adviser of $2,000 for the three and six months ended June 30, 2024.
(2)    Operating expenses advanced by the Adviser consist of:

$ in thousands	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Debt issuance and other financing costs related to borrowings, at fair value	$3,221	$3,690
General and administrative expenses	1,800	2,958
Less: equity based compensation expense	(20)	(37)
Less: operating expenses not advanced by the Adviser	(998)	(1,048)
Total operating expenses advanced by the Adviser	$4,003	$5,563
The components of funds available for distribution for the three and six months ended June 30, 2024 are:

$ in thousands	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Net interest income	$7,159	$12,134
Commitment fee income, net of related party expense	2,120	3,518
Other income	249	350
Stockholder servicing fees paid to the Dealer Manager	(159)	(245)
Organizational costs not advanced by the Adviser	(2)	(2)
Operating expenses not advanced by the Adviser	(998)	(1,048)
Subtotal	8,369	14,707
Dividends to preferred stockholders	(7)	(14)
Funds available for distribution	$8,362	$14,693
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

The table below details the net distribution per share for each of our common share classes for the six months ended June 30, 2024:

Declaration Date	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Class F Shares
January 31, 2024	$0.1600	$0.1419	$0.1600	$0.1600	$0.1600	$—
February 29, 2024	0.1600	0.1419	0.1600	0.1600	0.1600	—
March 31, 2024(1)	0.1600	0.1428	0.1600	0.1600	0.1600	—
March 31, 2024(1)	0.3800	0.3800	0.3800	0.3800	0.3800	—
April 30, 2024	0.1600	0.1426	0.1600	0.1600	0.1600	0.1600
May 31, 2024(2)	0.1600	0.1419	0.1600	0.1600	0.1600	0.1600
May 31, 2024(2)	0.3000	0.3000	0.3000	0.3000	0.3000	0.3000
June 30, 2024	0.1583	0.1426	0.1600	0.1600	0.1600	0.1600
Total	$1.6383	$1.5337	$1.6400	$1.6400	$1.6400	$0.7800
(1)    On March 31, 2024, we declared a monthly distribution of $0.1600 per share and a special distribution of $0.3800 per share for each share class.
(2)    On May 31, 2024, we declared a monthly distribution of $0.1600 per share and a special distribution of $0.3000 per share for each share class.
The following table summarizes our distributions declared during the three and six months ended June 30, 2024.

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
$ in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$4,478	62%	$9,257	68%
Reinvested in shares	2,771	38%	4,303	32%
Total distributions	$7,249	100%	$13,560	100%
Sources of Distributions
Cash flows from operating activities(1)	$7,249	100%	$13,560	100%
Offering proceeds	—	—	—	—
Financing proceeds	—	—	—	—
Total sources of distribution	$7,249	100%	$13,560	100%

Net cash provided by operating activities	$10,091		$18,526
(1) As of June 30, 2024, our inception to date cash flows from operating activities funded 100% of our distributions.

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
As of June 30, 2024, we had $1.1 billion of outstanding principal on our floating rate commercial real estate loans, $848.8 million outstanding on our floating rate financing facilities and $10.0 million outstanding on our Company-level credit facilities.
The net interest income sensitivity analysis table presented below shows the estimated impact over a twelve-month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of June 30, 2024. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience.

$ in thousands	At June 30, 2024
Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$2,610	9.05%
-1.00%	$(2,579)	(8.94)%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates at June 30, 2024. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investments, which can result in material changes to our interest rate risk in the portfolio.
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
While our investment objectives include avoiding excess sponsor/borrower concentration, we expect to experience some level of sponsor/borrower concentration prior to the time that we have raised substantial offering proceeds and acquired a broad portfolio of Credit Assets (the “Ramp-Up Period”). At June 30, 2024, three of the commercial real estate loans aggregating $238.1 million and approximately 21% of our loan portfolio, at fair value, are cross collateralized and cross defaulted under a master credit agreement with a single borrower. We have committed to fund an additional $29.3 million under the master credit agreement for leasing costs, interest reserves and capital expenditures, and we may choose to add additional commercial real estate loans under the master credit agreement. The loans that the Company has made under the master credit agreement are guaranteed by an affiliate of the borrower that in turn indirectly owns the borrower.
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
The investment portfolio value sensitivity analysis table presented below shows the estimated impact of a change in market benchmark spreads, up and down 100 basis points, on the fair value of our benchmark spread-sensitive investments and borrowings as of June 30, 2024, assuming a static portfolio and constant financing. When evaluating the impact of changes in benchmark spreads, prepayment assumptions and principal reinvestment rates are adjusted based on our Adviser’s expectations. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience.

$ in thousands	At June 30, 2024
Change in Benchmark Spreads	Projected Increase (Decrease) in Net Portfolio Value	Percentage Change in Projected Net Portfolio Value
+1.00%	$(4,312)	(1.65)%
-1.00%	$1,806	0.69%
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, we were not involved in any such legal proceedings.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
On April 15, 2024, we issued 28,978 Class S-1 shares at a price per share of $25.3226 for a total value of $734,000, 13,482 Class I shares at a price per share of $25.3032 for a total value of $341,000, and 620 Class E shares at a price per share of $25.3128 for a total value of $16,000 under our distribution reinvestment plan.
On May 15, 2024, we issued 9,485 Class S-1 shares at a price per share of $25.0347 for a total value of $237,000, 4,356 Class I shares at a price per share of $25.0294 for a total value of $109,000, and 227 Class E shares at a price per share of $25.1011 for a total value of $6,000 under our distribution reinvestment plan.
On June 12, 2024, we issued 32,785 Class S-1 shares at a price per share of $25.1994 for a total value of $826,000, 13,865 Class I shares at a price per share of $25.1718 for a total value of $349,000, and 735 Class E shares at a price per share of $25.2821 for a total value of $19,000 under our distribution reinvestment plan.
On May 17, 2024, we issued 3,340 Class E stock awards granted to members of our board of directors under our share-based compensation plan at a price per share of $25.2821 for a total value of $84,000.
The transactions described above were exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) thereof.
Issuer Purchases of Equity Securities
We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares of our common stock, subject to the terms and conditions of the share repurchase plan. We may choose, in our discretion, to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any month, subject to any limitations in the share repurchase plan.
The total amount of share repurchases under the plan is limited to 2% of our aggregate NAV per month and 5% of our aggregate NAV per calendar quarter.
Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Our transaction price will generally equal our prior month's NAV per share for that share class. Shares repurchased within one year of the date of issuance generally will be repurchased at 95% of the current transaction price, subject to certain limited exceptions. Due to the illiquid nature of investments in commercial real estate loans, we may not have sufficient liquid resources to fund repurchase requests. Our board of directors may modify or suspend the share repurchase plan.

During the three months ended June 30, 2024, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (3)
April 2024(4)	3,990,638	$25.06	—	—
May 2024	—	$—	—	—
June 2024	1,200	$23.86	1,200	—
	3,991,838	$25.06	1,200	—
(1)Shares repurchased within one year of the date of issuance generally will be repurchased at 95% of the current transaction price, subject to certain limited exception.
(2)Publicly announced plans or programs include share repurchases under our share repurchase plan, if any.
(3)All repurchase requests under our share repurchase plan were satisfied.
(4)The Total Number of Shares Repurchased and Average Price Paid per Share includes 3,990,638 shares of our redeemable common stock held by Invesco Realty, Inc. repurchased outside of the share repurchase plan, with an average price paid per share of $25.06, related to shares that were previously issued pursuant to the Invesco Subscription Agreement.
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

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments; and (iv) Condensed Consolidated Statements of Cash Flows

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith ** Furnished herewith

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

INVESCO COMMERCIAL REAL ESTATE FINANCE TRUST, INC.
August 14, 2024	By:	/s/ Hubert J. Crouch
Hubert J. Crouch
Chief Executive Officer
(Principal Executive Officer)

August 14, 2024	By:	/s/ R. Lee Phegley, Jr.
R. Lee Phegley, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)