Form 10-Q
period 2024-09-30
Invesco Commercial Real Estate Finance Trust, Inc.
filed 2024-11-13
CIK 1976927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Not Applicable
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 8, 2024, there were 19,950,397 outstanding shares of common stock of Invesco Commercial Real Estate Finance Trust, Inc. comprised of 758,286 Class S common stock, 6,175,461 Class S-1 common stock, 752,747 Class D common stock, 3,257,956 Class I common stock, 889,662 Class E common stock, and 8,116,285 Class F common stock.

Invesco Commercial Real Estate Finance Trust, Inc.
Table of Contents

		Page
PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	1

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Common Stock for the three and nine months ended September 30, 2024 and 2023	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	47

PART II OTHER INFORMATION		48

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	48

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	49

SIGNATURES

PART I
ITEM 1.                FINANCIAL STATEMENTS
Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

$ in thousands except share amounts	September 30, 2024	December 31, 2023
ASSETS
Commercial real estate loan investments, at fair value (including pledged loans of $2,033,844 and $591,003, respectively)	$2,043,967	$613,503
Cash and cash equivalents	20,115	1,975
Restricted cash	13,229	23,566
Interest receivable	6,101	2,448
Due from affiliates	231	—
Derivative assets, at fair value	8	—
Other assets	730	151
Total assets	$2,084,381	$641,643

LIABILITIES
Secured lending agreements, at fair value	$1,515,001	$457,861
Term lending agreement, at fair value	90,380	—
Revolving credit facility, at fair value	—	14,000
Interest payable	4,558	1,687
Derivative liabilities, at fair value	221	—
Dividends and distributions payable (including $814 and $2,363 due to related party, respectively)	5,411	3,138
Accounts payable, accrued expenses and other liabilities	18,733	23,978
Due to affiliates	27,170	10,167
Total liabilities	1,661,474	510,831

Commitments and contingencies (See Note 13)

Redeemable common stock - related party (see Note 8)	$66,024	$105,340

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized:
12.5% Series A Cumulative Redeemable Preferred Stock, 228 shares issued and outstanding ($228 aggregate liquidation preference)	205	205
Common stock, Class S shares, $0.01 par value per share, 500,000,000 shares authorized	—	—
Common stock, Class S-1 shares, $0.01 par value per share, 500,000,000 shares authorized	49	11
Common stock, Class D shares, $0.01 par value per share, 500,000,000 shares authorized	—	—
Common stock, Class D-1 shares, $0.01 par value per share, 500,000,000 and no shares authorized, respectively	—	—
Common stock, Class I shares, $0.01 par value per share, 500,000,000 shares authorized	21	3
Common stock, Class E shares, $0.01 par value per share, 500,000,000 shares authorized	1	—
Common stock, Class F shares, $0.01 par value per share, 500,000,000 shares authorized	80	—
Additional paid-in capital	372,443	32,549
Accumulated other comprehensive income (loss)	1	—
Accumulated deficit	(15,917)	(7,296)
Total stockholders’ equity	356,883	25,472
Total liabilities, redeemable common stock and stockholders’ equity	$2,084,381	$641,643
The accompanying notes are an integral part of these condensed consolidated financial statements.

,
Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands except share and per share amounts	2024	2023	2024	2023
Net Interest Income
Commercial real estate loan interest income	$29,889	$6,051	$65,444	$7,571
Other interest income	534	21	1,362	21
Interest expense	(20,565)	(4,896)	(44,814)	(6,484)
Net interest income	9,858	1,176	21,992	1,108

Other Income (Expense)
Unrealized gain (loss) on commercial real estate loan investments, net	(273)	—	930	—
Unrealized gain (loss) on secured financing facilities, net	160	—	(762)	—
Gain (loss) on derivative instruments, net	(213)	—	(213)	—
Gain (loss) on foreign currency transactions, net	85	—	85	—
Commitment fee income, net of related party expense of $4,531, $8,049, $1,125 and $1,993 for the three and nine months ended September 30, 2024 and 2023, respectively	5,140	1,126	8,658	1,993
Other income	260	97	610	133
Total other income (expense), net	5,159	1,223	9,308	2,126

Expenses
Management and performance fees - related party	822	—	2,124	—
Debt issuance and other financing costs related to borrowings, at fair value	5,926	558	9,616	2,945
Organizational costs	8	86	27	690
General and administrative	2,214	1,067	5,172	1,643
Total expenses	8,970	1,711	16,939	5,278

Net income (loss)	6,047	688	14,361	(2,044)
Dividends to preferred stockholders	(7)	(3)	(21)	(4)
Net income (loss) attributable to common stockholders	$6,040	$685	$14,340	$(2,048)

Net income (loss)	$6,047	$688	$14,361	$(2,044)
Currency translation adjustment	1	—	1	—
Comprehensive income (loss)	6,048	688	14,362	(2,044)
Dividends to preferred stockholders	(7)	(3)	(21)	(4)
Comprehensive income (loss) attributable to common stockholders	$6,041	$685	$14,341	$(2,048)

Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$0.42	$0.55	$1.33	$(4.88)
Diluted	$0.42	$0.55	$1.33	$(4.88)
Weighted average number of shares of common stock
Basic	14,499,660	1,245,585	10,817,646	420,007
Diluted	14,499,737	1,245,585	10,817,875	420,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

I

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Common Stock
(Unaudited)

	Series A Preferred Stock	Class S Common Stock	Class S-1 Common Stock	Class D Common Stock	Class D-1 Common Stock	Class I Common Stock	Class E Common Stock	Class F Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Redeemable Common Stock
$ in thousands
Balance as of December 31, 2023	$205	$—	$11	$—	$—	$3	$—	$—	$32,549	$—	$(7,296)	$25,472	$105,340
Net income (loss)	—	—	—	—	—	—	—	—	—	—	4,687	4,687	—
Issuance of common stock, net of offering costs	—	—	14	—	—	7	1	—	52,949	—	—	52,971	—
Common stock distribution reinvestment	—	—	—	—	—	—	—	—	773	—	—	773	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(6,311)	(6,311)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(7)	(7)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	17	—	—	17	—
Balance as of March 31, 2024	$205	$—	$25	$—	$—	$10	$1	$—	$86,288	$—	$(8,927)	$77,602	$105,340
Net income (loss)	—		—	—	—	—	—	—	—	—	3,627	3,627	—
Issuance of common stock, net of offering costs	—	—	13	—	—	5	—	47	161,565	—	—	161,630	—
Issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	145
Common stock distribution reinvestment	—	—	1	—	—	—	—	—	2,635	—	—	2,636	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(7,249)	(7,249)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(7)	(7)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	20	—	—	20	—
Repurchase of common stock	—	—	—	—	—	—	—	—	(29)	—	—	(29)	—
Repurchase of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(100,000)
Adjustment to the carrying value of redeemable common stock	—	—	—	—	—	—	—	—	(175)	—	—	(175)	175
Balance as of June 30, 2024	$205	$—	$39	$—	$—	$15	$1	$47	$250,304	$—	$(12,556)	$238,055	$5,660
Net income (loss)	—	—	—	—	—	—	—	—	—	—	6,047	6,047	—
Issuance of common stock, net of offering costs	—	—	10	—	—	5	—	32	118,030	—	—	118,077	—
Issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	60,307
Common stock distribution reinvestment	—	—	—	—	—	1	—	1	4,401	—	—	4,403	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(9,401)	(9,401)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(7)	(7)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	19	—	—	19	—
Repurchase of common stock	—	—	—	—	—		—	—	(254)	—	—	(254)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1	—	1	—
Adjustment to the carrying value of redeemable common stock	—	—	—	—	—	—	—	—	(57)	—	—	(57)	57
Balance as of September 30, 2024	$205	$—	$49	$—	$—	$21	$1	$80	$372,443	$1	$(15,917)	$356,883	$66,024

I

	Series A Preferred Stock	Class S Common Stock	Class S-1 Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Redeemable Common Stock
$ in thousands
Balance at December 31, 2022	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss)	—	—	—	—	—	—	—	(1,127)	(1,127)	—
Balance at March 31, 2023	$—	$—	$—	$—	$—	$—	$—	$(1,127)	$(1,127)	$—
Net income (loss)	—	—	—	—	—	—	—	(1,605)	(1,605)	—
Issuance of preferred stock, net of offering costs	100	—	—	—	—	—	—	—	100	—
Issuance of common stock, net of offering costs	—	—	—	—	—	—	47	—	47	—
Preferred stock dividends	—	—	—	—	—	—	—	(1)	(1)	—
Balance at June 30, 2023	$100	$—	$—	$—	$—	$—	$47	$(2,733)	$(2,586)	$—
Net income (loss)	—	—	—	—	—	—	—	688	688	—
Issuance of common stock, net of offering costs	—	—	—	—	—	—	(38)	—	(38)	—
Issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	85,340
Common stock dividends	—	—	—	—	—	—	—	(3,122)	(3,122)	—
Preferred stock dividends	—	—	—	—	—	—	—	(3)	(3)	—
Balance at September 30, 2023	$100	$—	$—	$—	$—	$—	$9	$(5,170)	$(5,061)	$85,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
$ in thousands
Cash flows from operating activities:
Net income (loss)	$14,361	$(2,044)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized (gain) loss on commercial real estate loan investments, net	(930)	—
Unrealized (gain) loss on secured financing facilities, net	762	—
(Gain) loss on derivative instruments, net	213	—
Unrealized (gain) loss on foreign currency transactions	(34)	—
Debt issuance costs	7,430	2,945
Amortization of equity based compensation	56	—
Change in operating assets and liabilities:
Increase in operating assets	(4,311)	(1,452)
(Increase) decrease in due from affiliates	(231)	539
Increase in operating liabilities	5,852	1,482
Increase in due to affiliates	12,543	3,197
Net cash provided by operating activities	35,711	4,667
Cash flows from investing activities:
Originations and fundings of commercial real estate loans	(1,429,500)	(378,970)
Net cash used in investing activities	(1,429,500)	(378,970)
Cash flows from financing activities:
Proceeds from revolving credit facility	686,000	225,300
Repayment of revolving credit facility	(700,000)	(197,300)
Proceeds from secured financing facilities	1,602,895	267,839
Repayment of secured financing facilities	(456,137)	—
Proceeds from issuance of common stock, net of offering costs	313,643	9
Proceeds from issuance of preferred stock, net of offering costs	—	100
Proceeds from issuance of redeemable common stock	60,000	85,340
Repurchase of common stock	(283)	—
Repurchase of redeemable common stock	(100,000)	—
Subscriptions received in advance	13,198	5,379
Repayment of related party loan	—	(30)
Cash paid for debt issuance costs	(4,828)	(998)
Payments of dividends	(12,897)	(2,222)
Net cash provided by financing activities	1,401,591	383,417
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	—
Net change in cash, cash equivalents and restricted cash	7,803	9,114
Cash, cash equivalents and restricted cash, beginning of period	25,541	30
Cash, cash equivalents and restricted cash, end of period	$33,344	$9,144

Supplemental disclosures:
Interest paid	$41,943	$5,371
Non-cash investing and financing activities:
Dividends and distributions declared not paid	$5,411	$904
Common stock distribution reinvestment	$7,812	$—
Issuance of redeemable common stock for payment of management fees	$452	$—
Adjustment to carrying value of redeemable common stock	$232	$—
Deferred offering costs due to affiliate	$(78)	$1,009
Offering costs due to affiliates	$4,453	$—
Debt issuance costs due to affiliate	$460	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

We elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2023. We operate our business in a manner that permits our exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
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
Restricted Cash

Restricted cash represents (i) cash deposited with our transfer agent for investor subscriptions received prior to the date the subscriptions are effective and (ii) cash held by foreign subsidiaries that cannot be used to pay dividends without local regulatory authority approval.

Translation of Foreign Currencies
The U.S. dollar is the functional currency of our consolidated entities operating in the United States. The functional currency of our consolidated entities outside of the United States is generally the principal currency of the economic environment in which the entity primarily generates and expends cash. We translate the financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars. We translate assets and liabilities at the exchange rate in effect as of the financial statement date and translate income statement accounts using the weighted average exchange rate for the period. We include translation adjustments from currency exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of stockholders’ equity. We report gains and losses from currency exchange rate changes for intercompany receivables and payables that are not of a long-term investment nature, as well as for third-party transactions, as gain (loss) on foreign currency transactions, net in the condensed consolidated statement of comprehensive income.
Accounting for Derivative Financial Instruments
We use currency forward contracts to manage foreign currency exchange risk and report them at fair value on our condensed consolidated balance sheet. Our currency forward contracts are valued by an independent pricing service based on contractual cash flows and quoted foreign currency rates available in an active market. When determining the fair value of our forward currency contracts as of each measurement date, we consider the effect of counterparty nonperformance risk as a part of the valuation process and include a credit risk adjustment where appropriate.
We recognize changes in fair value of our derivatives in our condensed consolidated statement of comprehensive income as gain (loss) on derivative instruments, net. None of our derivative transactions have been designated as hedging instruments for accounting purposes.
Secured Financing Facilities
We have financed our investments in commercial real estate loans primarily through the use of repurchase agreements and term lending agreements. These financing transactions are secured by our commercial real estate loan investments; therefore, we treat repurchase agreements and term lending agreements as collateralized financing transactions and carry both repurchase agreements and term lending agreements at fair value in our condensed consolidated financial statements. Because we elected the fair value option for repurchase agreements and term lending agreements, we record changes in fair value as unrealized gain (loss) on secured financing facilities, net in our condensed consolidated statements of comprehensive income. We account for our repurchase agreements and term lending agreements as secured borrowings because we maintain effective control over the commercial real estate loans that we have financed.
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

3.Commercial Real Estate Loan Investments
The table below summarizes our investments in commercial real estate loans as of September 30, 2024 and December 31, 2023.

$ in thousands
Loan Type	Loan Amount(1)	Principal Balance Outstanding	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Life (years)(3)
September 30, 2024
Senior loans(4)	$2,289,178	$2,043,187	$2,043,967	7.98%	4.40
Total	$2,289,178	$2,043,187	$2,043,967	7.98%	4.40
December 31, 2023
Senior loans(4)	$671,406	$613,503	$613,503	8.53%	4.69
Total	$671,406	$613,503	$613,503	8.53%	4.69
(1)Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. Domestic loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. Euro denominated loans earn interest at three-month Euribor plus a spread. Our loan denominated in British pounds sterling earns interest at three-month Sterling Overnight Index Average (“SONIA”) plus a spread.
(3)Assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions, as defined in the respective loan agreement.
(4)Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and accommodation mezzanine loans in connection with the senior mortgage financing.
The tables below detail the property type and geographic location of the properties securing our commercial real estate loans as of September 30, 2024 and December 31, 2023.

$ in thousands	September 30, 2024		December 31, 2023
Property Type	Fair Value	Percentage	Fair Value	Percentage
Multifamily	$1,070,542	52.3%	$346,760	56.5%
Industrial	923,304	45.2%	266,743	43.5%
Self-storage	50,121	2.5%	—	—%
Total	$2,043,967	100.0%	$613,503	100.0%

$ in thousands	September 30, 2024		December 31, 2023
Geographic Location	Fair Value	Percentage	Fair Value	Percentage
United States:
West	$598,479	29.3%	$311,852	50.8%
South	497,035	24.3%	173,991	28.4%
East	346,827	17.0%	127,660	20.8%
Various U.S.(1)	297,140	14.5%	—	—%
Total	$1,739,481	85.1%	$613,503	100.0%
Europe:
France(2)	$91,241	4.5%	$—	—%
Spain(2)	102,124	5.0%	—	—%
United Kingdom(3)	111,121	5.4%	—	—%
Total	$304,486	14.9%	$—	—%
Total	$2,043,967	100.0%	$613,503	100.0%
(1) Various U.S. includes self-storage and industrial portfolios with multiple locations throughout the United States.
(2) Our European loans that are collateralized by industrial commercial real estate in France and Spain are denominated in Euros and have a fair value of €81.8 million and €91.5 million, respectively, as of September 30, 2024.
(3) Our European loan that is collateralized by industrial commercial real estate in the United Kingdom is denominated in British pounds sterling and has a fair value of £83.0 million as of September 30, 2024.
The weighted average loan-to-value ratio, a metric utilized in the fair value measurement of our commercial real estate loan investments, for our loan investments at September 30, 2024 was approximately 66% based on the loan principal amount and the independent property appraisals.

4.Borrowings

The table below summarizes our borrowing arrangements as of September 30, 2024 and December 31, 2023. Our borrowing arrangements include secured lending and term lending agreements (collectively, our secured financing facilities) and a revolving credit facility.

			September 30, 2024					December 31, 2023
$ in thousands	Current Maturity	Extension Options(1)	Weighted Average Interest rate(2)	Maximum Facility Size	Available Balance	Amount Outstanding	Fair Value	Amount Outstanding	Fair Value

Term Lending Agreement
INCREF Lending II	Match-term	Match-term	7.33%	$300,000	$209,620	$90,380	$90,380	$—	$—

Secured Lending Agreements
Term Financing
INCREF Lending I	Jul 2026	Jul 2029	7.13%	837,517	192,765	644,752	645,090	—	—

Repurchase Agreements
Morgan Stanley Bank N.A.(3)	May 2025	May 2027	7.36%	500,000	157,991	342,009	342,204	174,209	174,209
Citibank N.A.	Sep 2026	Sep 2028	6.24%	500,000	256,412	243,588	243,588	61,464	61,464
Barclays(3)	Apr 2027	Apr 2029	6.92%	500,000	316,983	183,017	183,050	—	—
Wells Fargo	May 2026	May 2029	7.01%	200,000	98,980	101,020	101,069	—	—
Bank of Montreal(3)	Jul 2025	Jul 2028	—%	25,000	25,000	—	—	222,188	222,188
Total secured financing facilities				$2,862,517	$1,257,751	$1,604,766	$1,605,381	$457,861	$457,861

Revolving Credit Facility(4)			8.26%	$250,000	$250,000	$—	$—	$14,000	$14,000
(1)    Assumes all available extension options are exercised.
(2)    Represents the weighted average interest rate in effect as of September 30, 2024.
(3)    Extension options for these facilities are subject to lender approval and compliance with certain financial and administrative covenants.
(4)    Maturity date is aligned with the Company’s ability to call remaining outstanding capital under the Invesco Subscription Agreement, as further explained below.
Borrowings denominated in U.S. dollars under our secured financing facilities and revolving credit facility bear interest at one-month SOFR plus a spread. Euro denominated borrowings bear interest at three-month Euribor plus a spread, and our British pounds sterling denominated borrowings bear interest at three-month SONIA plus a spread. Our secured financing facilities are subject to certain non-financial and financial covenants, including liquidity, tangible net worth and leverage covenants. We were in compliance with these covenants as of September 30, 2024.

Term Lending Agreement
In August 2024, we entered into a $300.0 million Facility Loan Program and Security Agreement with a financial institution (“INCREF Lending II”) that provides asset-based financing on a non-mark-to-market basis with partial recourse to us and match-term to the underlying loans.
We have pledged certain commercial real estate loan investments with a fair value of approximately $117.2 million as collateral for INCREF Lending II. We segregate the commercial real estate loans that we have pledged as collateral in our books and records. Our term lending agreement counterparty has the right to resell or repledge the collateral posted but has the obligation to return the pledged collateral upon maturity of the term lending agreement.
Secured Lending Agreements
In July 2024, we entered into a $837.5 million Master Repurchase Agreement with a financial institution (“INCREF Lending I”) that provides asset-based financing with partial recourse to us and does not provide the lender with margin call rights. The term of the facility matches the term of the underlying collateral up to two years and is subject to three additional one-year extension options that we we may exercise upon satisfaction of certain customary conditions and thresholds. We have pledged certain commercial real estate loan investments with a fair value of approximately $813.8 million as collateral for INCREF Lending I.

We have also entered into traditional repurchase agreements with five financial institutions, as detailed in the table above. We have pledged certain commercial real estate loan investments with a fair value of approximately $1.1 billion as collateral for these agreements. Borrowings under our Citibank repurchase agreement are collateralized by European commercial real estate loans. The borrowings are denominated in Euros and British pound sterling and have a fair value of €138.6 million and £66.4 million, respectively, as of September 30, 2024.

We were not required to post any margin under our master repurchase agreements as of September 30, 2024 and December 31, 2023. A margin deficiency may generally result from either a decline in the underlying loan’s market value or a shortfall in operating performance of the property. We may finance multiple commercial loan investments under a repurchase agreement; therefore, a margin excess in one asset could help mitigate a margin deficiency in another asset under the same repurchase agreement. We intend to maintain a level of liquidity that will enable us to meet margin calls. Master repurchase agreements are recourse obligations.
Revolving Credit Facility
In August 2024, we entered into an amendment to our revolving credit facility that increased our maximum facility size to $250 million. Our revolving credit facility is secured by uncalled capital subscriptions under the terms of the Invesco Subscription Agreement, as described in Note 8 - “Redeemable Common Stock - Related Party”. Borrowings under the facility bear interest at one-month Term SOFR or the prime rate plus a spread. The revolving credit facility allows for the ability to obtain tranches of term financing in addition to general borrowings under an Uncommitted Tranche (as defined in the credit agreement). The Uncommitted Tranche is due on demand (15 business days after notice); any Funded Tranche (as defined in the credit agreement) is due no later than (a) three years from issuance or (b) 360 days after notice; and all amounts outstanding under the facility are due 30 days prior to the last date on which capital calls may be issued. The facility is prepayable without penalty.
Our revolving credit facility is subject to certain affirmative and negative non-financial and financial covenants, including a limitation on indebtedness. We were in compliance with these covenants as of September 30, 2024.
Counterparty Exposure

We have pledged certain commercial real estate loan investments as collateral for our secured financing facilities. If a secured financing counterparty were to default on its obligation to return the collateral, we would be exposed to potential losses to the extent the fair value of the collateral that we have pledged to the counterparty exceeded the amount loaned to us plus interest due to the counterparty. The following table summarizes our net exposure with those counterparties where the amount at risk exceeded 10.0% of stockholders’ equity as of September 30, 2024 and December 31, 2023.

$ in thousands	Outstanding Principal	Net Counterparty Exposure	Weighted Average Life (Years)(1)
September 30, 2024
Morgan Stanley Bank N.A	$342,009	$99,953	1.73
Citibank N.A.	888,340	229,898	4.59
Barclays	183,017	47,045	4.57
Total	$1,413,366	$376,896	3.89
December 31, 2023
Morgan Stanley Bank N.A	$174,209	$57,404	1.40
Citibank N.A.	61,464	15,366	3.42
Bank of Montreal	222,188	60,372	4.54
Total	$457,861	$133,142	3.19
(1) Assumes all extension options are exercised for borrowing facilities that may be extended at our option, subject to compliance with certain financial and administrative covenants.

Maturities

The following table shows the aggregate amount of maturities of our outstanding borrowings over the next five years and thereafter as of September 30, 2024:

Year	Secured Lending Agreements(1)	Term Lending Agreement(1)	Revolving Credit Facility	Total
$ in thousands
2024 (remaining)	$—	$—	$—	$—
2025	—	—	—	—
2026	342,009	—	—	342,009
2027	—	—	—	—
2028	243,588	—	—	243,588
2029	928,789	90,380	—	1,019,169
Thereafter	—	—	—	—
Total	$1,514,386	$90,380	$—	$1,604,766
(1) Assumes all extension options (as presented in Borrowings table above) are exercised for borrowing facilities that may be extended at our option, subject to compliance with certain financial and administrative covenants.
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
6.Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of accounts payable, accrued expenses and other liabilities as of September 30, 2024 and December 31, 2023.

$ in thousands	September 30, 2024	December 31, 2023
Accounts payable and accrued expenses	$4,252	$14
Subscriptions paid in advance (1)	13,198	23,566
Other liabilities	1,283	398
Total	$18,733	$23,978
(1) Represents subscriptions received by our transfer agent prior to the date the subscriptions are effective.

7.Derivatives and Hedging Activities
Currency Forward Contracts
We enter into currency forward contracts to help mitigate the impact of changes in foreign currency exchange rates on our investments and financing transactions denominated in currencies other than the U.S. dollar. Despite being economic hedges, we have elected not to treat our foreign currency forwards as hedges for accounting purposes and, therefore, the realized and unrealized gains and losses associated with such instruments are included in gain (loss) on derivative instruments, net in our consolidated statements of comprehensive income.
The following table summarizes changes in the notional amount of our currency forward contracts during 2024:

	Local Currency
In thousands	Notional Amount as of December 31, 2023	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of September 30, 2024	Notional Amount as of September 30, 2024
Buy USD / Sell EUR Forward	€—	€39,474	€—	€39,474	$44,805
Buy USD / Sell GBP Forward	£—	£19,417	£—	£19,417	$25,651
The table below presents the fair value of our currency forward contracts, as well as their classification on the condensed consolidated balance sheet as of September 30, 2024:

$ in thousands	Fair Value as of
September 30, 2024
Derivative Assets	$8
Derivative Liabilities	$221
The following tables summarize the effect of currency forward contracts reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2024:

$ in thousands	Three Months Ended September 30, 2024
Derivatives not designated as hedging instruments	Realized gain (loss) on derivative instruments, net	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Currency Forward Contracts	$—	$(213)	$(213)

$ in thousands	Nine Months Ended September 30, 2024
Derivatives not designated as hedging instruments	Realized gain (loss) on derivative instruments, net	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Currency Forward Contracts	$—	$(213)	$(213)

8.Redeemable Common Stock - Related Party
Invesco Realty, Inc. (“Invesco Realty”), an affiliate of Invesco, has committed to purchase up to $300.0 million in shares of our common stock (the “Invesco Subscription Agreement”). We amended the terms of the Invesco Subscription Agreement in August 2024 in connection with an increase in the maximum borrowing amount under our revolving credit facility described in Note 4 - “Borrowings”. We may call (i) $150.0 million in capital in one or more closings through March 23, 2028 (the “Initial Commitment Amount”) and (ii) $150.0 million in additional capital (for a total of $300 million) if needed to avoid triggering any third party concentration limits associated with distribution or placement of our shares (the “Additional Commitment Amount’) or for purposes of repaying indebtedness drawn on a facility that is secured by uncalled capital subscriptions. We have pledged both the Initial Commitment Amount and the Additional Commitment Amount as security for our revolving credit line, and our revolving credit lender may call the Initial Commitment Amount and the Additional Commitment Amount to repay indebtedness.

Invesco Realty may not submit its shares for repurchase under the share repurchase plan described in Note 9 - “Stockholders’ Equity” until the earlier of March 23, 2028 and the date that our aggregate NAV is at least $1.5 billion. We can only accept a repurchase request from Invesco Realty after all requests from unaffiliated stockholders have been fulfilled. We may elect to repurchase all or any portion of the shares acquired by Invesco Realty at any time at a per share price equal to the most recently determined NAV per share for each class (or another transaction price we believe reflects the NAV per share more appropriately than the prior month’s NAV per share). The Adviser or its affiliate must continue to hold at least $200,000 in shares for so long as Invesco or any affiliate thereof serves as our external adviser.

As of September 30, 2024, we may call $234.7 million of the $300.0 million of capital committed under the Invesco Subscription Agreement.
As discussed in Note 12 - “Related Party Transactions”, our management and performance fees are payable in cash or Class E shares at the option of the Adviser. Because the Adviser may elect to have the Company repurchase shares issued as payment for management fees or performance fees, we classify these shares as redeemable common stock. Class E shares issued to the Adviser as payment for management or performance fees are not subject to the repurchase limits of the Company’s share repurchase plan described in Note 9 - “Stockholders’ Equity,” any lockup period applicable to the Adviser, or any reduction penalty for an early repurchase. The Adviser also has the option to exchange Class E shares issued as payment for management or performance fees for Class S, Class S-1, Class D, Class D-1, Class F, or Class I shares. During the three months ended September 30, 2024, we issued 12,142 Class E shares to the Adviser as payment for the management fees payable as of June 30, 2024.
The following tables summarize the changes in redeemable common stock for the nine months ended September 30, 2024 and 2023:

$ in thousands	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total Redeemable Common Stock
Balance as of December 31, 2023	$26,335	$26,335	$26,335	$26,335	$105,340
Issuance of redeemable common stock	—	—	—	—	—
Adjustment to carrying value of redeemable common stock	—	—	—	—	—
Balance as of March 31, 2024	$26,335	$26,335	$26,335	$26,335	$105,340
Issuance of redeemable common stock	—	—	—	145	145
Repurchase of redeemable common stock	(25,000)	(25,000)	(25,000)	(25,000)	(100,000)
Adjustment to carrying value of redeemable common stock	35	35	13	92	175
Balance as of June 30, 2024	$1,370	$1,370	$1,348	$1,572	$5,660
Issuance of redeemable common stock	15,000	15,000	15,000	15,307	60,307
Adjustment to carrying value of redeemable common stock	—	—	24	33	57
Balance as of September 30, 2024	$16,370	$16,370	$16,372	$16,912	$66,024

$ in thousands	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total Redeemable Common Stock
Balance as of December 31, 2022	$—	$—	$—	$—	$—
Issuance of redeemable common stock	—	—	—	—	—
Adjustment to carrying value of redeemable common stock	—	—	—	—	—
Balance as of March 31, 2023	$—	$—	$—	$—	$—
Issuance of redeemable common stock	—	—	—	—	—
Adjustment to carrying value of redeemable common stock	—	—	—	—	—
Balance as of June 30, 2023	$—	$—	$—	$—	$—
Issuance of redeemable common stock	21,335	21,335	21,335	21,335	85,340
Adjustment to carrying value of redeemable common stock	—	—	—	—	—
Balance as of September 30, 2023	$21,335	$21,335	$21,335	$21,335	$85,340

The following tables summarize the changes in our outstanding shares of redeemable common stock shares for the nine months ended September 30, 2024 and 2023:

	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total

Outstanding Shares as of December 31, 2023	1,052,487	1,052,487	1,052,487	1,052,464	4,209,925
Issuance of redeemable common stock	—	—	—	—	—
Outstanding Shares as of March 31, 2024	1,052,487	1,052,487	1,052,487	1,052,464	4,209,925
Issuance of redeemable common stock	—	—	—	5,792	5,792
Repurchase of redeemable common stock	(997,920)	(997,921)	(998,825)	(995,972)	(3,990,638)
Outstanding Shares as of June 30, 2024	54,567	54,566	53,662	62,284	225,079
Issuance of redeemable common stock	597,912	598,270	597,876	605,264	2,399,322
Outstanding Shares as of September 30, 2024	652,479	652,836	651,538	667,548	2,624,401

	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total

Outstanding Shares as of December 31, 2022	—	—	—	—	—
Issuance of redeemable common stock	—	—	—	—	—
Outstanding Shares as of March 31, 2023	—	—	—	—	—
Issuance of redeemable common stock	—	—	—	—	—
Outstanding Shares as of June 30, 2023	—	—	—	—	—
Issuance of redeemable common stock	853,400	853,400	853,400	853,400	3,413,600
Outstanding Shares as of September 30, 2023	853,400	853,400	853,400	853,400	3,413,600
For the three and nine months ended September 30, 2024, we recorded an increase to redeemable common stock and a decrease to additional paid-in-capital of $57,000 and $232,000, respectively, to adjust the value of the redeemable common shares outstanding to our September 30, 2024 NAV per share for each respective share class. The change in the redemption value does not affect income available to common stockholders.
9.Stockholders’ Equity
Stapled Unit Offerings of Preferred and Common Stock
As of September 30, 2024 and December 31, 2023, 111 Stapled Units and 117 New Stapled Units were issued and outstanding. Each Stapled Unit consists of one share of 12.5% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), one Class S share, one Class D share and one Class I share. Each New Stapled Unit consists of one share of Series A Preferred Stock and one Class S-1 share. The Stapled Unit and New Stapled Unit holders cannot separate the individual shares of stock that constitute the Stapled Unit and New Stapled Units and can only sell or transfer the Stapled Unit and New Stapled Units as a unit. Holders of Stapled Units and New Stapled Units are not eligible to participate in the share repurchase plan discussed below.
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
Common Stock
In August 2024, we amended our charter to authorize the Company to issue 4,050,000,000 shares of stock consisting of 4,000,000,000 shares of common stock with a $0.01 par value per share and 50 million shares of preferred stock with a par value of $0.01 per share. Under our amended charter, we are authorized to issue 500 million shares of Class S common stock, 500 million shares of Class S-1 stock, 500 million shares of Class D common stock, 500 million shares of Class D-1 stock, 500 million shares of Class I common stock, 500 million shares of Class E common stock and 500 million shares of Class F common stock.

In December 2023, we entered into a subscription agreement (the “Class F Subscription Agreement”) with an institutional investor to purchase up to $200 million of Class F shares. As of September 30, 2024, we have called all of the institutional investor’s capital commitment. For a discussion of fees paid to the Adviser with respect to Class F shares, see Note 12 - “Related Party Transactions - Management Fee and Performance Fee”.
The table below summarizes the changes in our outstanding shares of common stock as of the nine months ended September 30, 2024 and 2023. We did not issue any Class D-1 Shares as of September 30, 2024.

	Nine Months Ended September 30, 2024
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total
Total Outstanding Shares as of December 31, 2023(1)	1,052,598	1,054,174	1,052,598	—	1,383,506	1,067,805	—	5,610,681
Issuance of common stock	—	1,467,311	—	—	656,221	57,994	—	2,181,526
Common stock distribution reinvestment	—	21,860	—	—	8,245	622	—	30,727
Total Outstanding Shares as of March 31, 2024(1)	1,052,598	2,543,345	1,052,598	—	2,047,972	1,126,421	—	7,822,934
Issuance of common stock	5,757	1,258,476	—	—	448,043	10,707	4,747,348	6,470,331
Stock awards(2)	—	—	—	—	—	3,340	—	3,340
Issuance of redeemable common stock(3)	—	—	—	—	—	5,792	—	5,792
Common stock distribution reinvestment	—	71,248	—	—	31,704	1,582	—	104,534
Repurchase of common stock	—	—	—	—	(1,200)		—	(1,200)
Repurchase of redeemable common stock	(997,920)	—	(997,921)	—	(998,825)	(995,972)	—	(3,990,638)
Total Outstanding Shares as of June 30, 2024(1)	60,435	3,873,069	54,677	—	1,527,694	151,870	4,747,348	10,415,093
Issuance of common stock	203	996,359	—	—	564,479	10,918	3,158,613	4,730,572
Issuance of redeemable common stock	597,912	—	598,270	—	597,876	605,264	—	2,399,322
Repurchase of common stock	—	—	—	—	(10,643)	—	—	(10,643)
Common stock distribution reinvestment	—	40,906	—	—	19,626	918	112,892	174,342
Total Outstanding Shares as of September 30, 2024(1)	658,550	4,910,334	652,947	—	2,699,032	768,970	8,018,853	17,708,686

(1) Total Outstanding Shares includes 4,209,925 shares, 4,209,925 shares, 225,079 shares, and 2,624,401 shares at December 31, 2023, March 31, 2024, June 30, 2024 and September 30, 2024, respectively, that are classified as redeemable common stock. See Note 8 - “Redeemable Common Stock - Related Party”.
(2) Represents shares issued to independent directors under the Incentive Plan. See Share-Based Compensation Plan below.
(3) Consists of shares issued to the Adviser for the payment of management fees that are classified as redeemable common stock. See Note 8 - “Redeemable Common Stock - Related Party”.

	Nine Months Ended September 30, 2023
	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Class F Shares	Total
Total Outstanding Shares as of December 31, 2022	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—
Total Outstanding Shares as of March 31, 2023	—	—	—	—	—	—	—
Issuance of common stock(1)	511	—	511	511	400	—	1,933
Total Outstanding Shares as of June 30, 2023	511	—	511	511	400	—	1,933
Issuance of common stock	(400)	—	(400)	(400)	(400)	—	(1,600)
Issuance of redeemable common stock(2)	853,400	—	853,400	853,400	853,400	—	3,413,600
Total Outstanding Shares as of September 30, 2023	853,511	—	853,511	853,511	853,400	—	3,413,933
(1) Includes 1,600 shares issued to an affiliate of Invesco under the Invesco Subscription Agreement.
(2) Consists of shares issued to Invesco Realty under the Invesco Subscription Agreement that are classified as redeemable common stock. See Note 8 - “Redeemable Common Stock - Related Party” and Note 14 - “Revision of Previously Issued Interim Financial Statements”.
Distributions
For the three and nine months ended September 30, 2024, we declared distributions of $9.4 million and $23.0 million, respectively. We accrued $5.4 million for distributions payable, of which $814,000 was accrued for distributions payable to related parties, in our condensed consolidated balance sheet as of September 30, 2024. For the year ended December 31, 2023, we declared distributions of $7.8 million. We accrued $3.1 million for distributions payable, of which $2.4 million was accrued for distributions payable to related parties, in our condensed consolidated balance sheet as of December 31, 2023.
The table below details the aggregate distributions declared per share for each applicable class of stock for the three and nine months ended September 30, 2024 and September 30, 2023.

	Three Months Ended September 30, 2024
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares(1)	Class I Shares	Class E Shares	Class F Shares
Aggregate distribution declared per share	$0.6300	$0.6300	$0.6300	$—	$0.6300	$0.6300	$0.6300
Stockholder servicing fee per share	(0.0037)	(0.0537)	—	—	—	—	—
Net distribution declared per share	$0.6263	$0.5763	$0.6300	$—	$0.6300	$0.6300	$0.6300

	Three Months Ended September 30, 2023
	Class S Shares	Class S-1 Shares(3)	Class D Shares	Class I Shares	Class E Shares	Class F Shares(3)
Aggregate distribution declared per share	$3.8818	$—	$3.8818	$3.8818	$3.8818	$—
Stockholder servicing fee per share(2)	—	—	—	—	—	—
Net distribution declared per share	$3.8818	$—	$3.8818	$3.8818	$3.8818	$—

	Nine Months Ended September 30, 2024
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares(1)	Class I Shares	Class E Shares	Class F Shares
Aggregate distribution declared per share	$2.2700	$2.2700	$2.2700	$—	$2.2700	$2.2700	$1.4100
Stockholder servicing fee per share	(0.0054)	(0.1600)	—	—	—	—	—
Net distribution declared per share	$2.2646	$2.1100	$2.2700	$—	$2.2700	$2.2700	$1.4100

	Nine Months Ended September 30, 2023
	Class S Shares	Class S-1 Shares(3)	Class D Shares	Class I Shares	Class E Shares	Class F Shares(3)
Aggregate distribution declared per share	$3.8818	$—	$3.8818	$3.8818	$3.8818	$—
Stockholder servicing fee per share(2)	—	—	—	—	—	—
Net distribution declared per share	$3.8818	$—	$3.8818	$3.8818	$3.8818	$—
(1) As of September 30, 2024, no Class D-1 shares were outstanding and no distributions had been declared.
(2) As of September 30, 2023, we did not incur any selling commissions or stockholder servicing fees.
(3) As of September 30, 2023, no Class S-1 shares or Class F shares were outstanding and no distributions had been declared.
Share Repurchase Plan
We have adopted a share repurchase plan for our common stock. On a monthly basis, our stockholders may request that we repurchase all or any portion of their shares. We may choose, in our discretion, to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any month, subject to the limitations in the share repurchase plan.
Under the Invesco Subscription Agreement described in Note 8 - “Redeemable Common Stock - Related Party”, Invesco Realty may not participate in our share repurchase plan until the earlier of March 23, 2028 or the date that our aggregate NAV is at least $1.5 billion. We can only accept a repurchase request from Invesco Realty after all requests from unaffiliated stockholders have been fulfilled.
Under its subscription agreement, the Class F stockholder may not participate in our share repurchase plan until the earlier of (i) the date our NAV reaches $1.5 billion or (ii) March 23, 2028. However, the Class F stockholder is entitled to request that we repurchase their shares in the event that there is a key person event or a material strategy change as defined in the terms of the Class F subscription agreement.
Class E shares issued to the Adviser as payment for management fees or performance fees are not subject to the repurchase limits of our share repurchase plan, any lockup period or any reduction penalty for an early repurchase.
For the three and nine months ended September 30, 2024, we repurchased 10,643 and 11,843 shares of common stock, respectively and fulfilled all repurchase requests that were made under the share repurchase plan. For the three and nine months ended September 30, 2023, we did not repurchase any shares under the share repurchase plan.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby common stockholders will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. The per share purchase price for shares purchased (including fractional shares) under the distribution reinvestment plan is equal to the transaction price at the time the distribution is payable.
Share-Based Compensation Plan
In May 2024 and November 2023, we granted 3,340 and 2,989 restricted shares of Class E common stock, respectively, to our independent directors under the terms of our 2023 Equity Incentive Plan (the “Incentive Plan”). The restricted shares granted in November 2023 vested in March 2024. The restricted shares granted in May 2024 will vest on the first anniversary of the grant date unless forfeited prior to such date, subject to certain conditions that accelerate vesting. For the three and nine months ended September 30, 2024, we recognized $19,000 and $56,000, respectively, of compensation expense related to these awards. As of September 30, 2024, we had 1,093,671 shares of common stock available for future issuance under the Incentive Plan.

10.Earnings per Common Share
Earnings per share for the three and nine months ended September 30, 2024 and 2023 is computed as presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share and per share amounts	2024	2023	2024	2023
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	$6,040	$685	$14,340	$(2,048)

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	14,499,660	1,245,585	10,817,646	420,007
Effect of dilutive securities:
Restricted stock awards	77	—	229	—
Dilutive Shares	14,499,737	1,245,585	10,817,875	420,007
Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$0.42	$0.55	$1.33	$(4.88)
Diluted	$0.42	$0.55	$1.33	$(4.88)
11.Fair Value of Financial Instruments
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

	September 30, 2024
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Commercial real estate loan investments	$—	$—	$2,043,967	$2,043,967
Derivative assets	—	8	—	8
Total assets	$—	$8	$2,043,967	$2,043,975

Liabilities:
Secured lending agreements	$—	$—	$1,515,001	$1,515,001
Term lending agreement	—	—	90,380	90,380
Derivative liabilities	—	221	—	221
Total liabilities	$—	$221	$1,605,381	$1,605,602

	December 31, 2023
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Commercial real estate loan investments	$—	$—	$613,503	$613,503

Liabilities:
Revolving credit facility	—	—	14,000	14,000
Secured lending agreements	—	—	457,861	457,861
Total liabilities	$—	$—	$471,861	$471,861
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

$ in thousands	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Beginning Balance	$1,121,010	$613,503
Loan originations and fundings	923,196	1,429,500
Net unrealized gain (loss)	(273)	930
Foreign currency translation adjustments	34	34
Balance as of September 30, 2024	$2,043,967	$2,043,967

The following tables summarize the significant unobservable inputs used in the fair value measurement of our investments in commercial loans:

	September 30, 2024
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)(1)
Commercial loans	Discounted cash flow	Discount rate	7.84%	6.64% - 8.51%	0.69
(1) Based on expected cash flows and potential prepayments.

	December 31, 2023
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)
Commercial loans	Discounted cash flow	Discount rate	8.52%	8.16% - 8.71%	2.12
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
The following table shows a reconciliation of the beginning and ending fair value measurements of our revolving credit facility:

$ in thousands	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Beginning Balance	$10,000	$14,000
Proceeds from revolving credit facility	494,000	686,000
Repayment of revolving credit facility	(504,000)	(700,000)
Net unrealized (gain) loss	—	—
Balance as of September 30, 2024	$—	$—
Valuation of Secured Financing Facilities
We have entered into secured lending agreements and a term lending agreement (collectively, our secured financing facilities) to provide floating rate financing for our commercial real estate loan investments. Our secured financing facilities are carried at fair value based on significant unobservable inputs and are classified as Level 3.
The following tables show a reconciliation of the beginning and ending fair value measurements of our secured financing facilities:

	Three Months Ended September 30, 2024
$ in thousands	Secured Lending Agreements	Term Lending Agreement	Total
Beginning Balance	$849,754	$—	$849,754
Proceeds from secured financing facilities	1,073,068	90,380	1,163,448
Repayments of secured financing facilities	(407,661)	—	(407,661)
Net unrealized (gain) loss	(160)	—	(160)
Balance as of September 30, 2024	$1,515,001	$90,380	$1,605,381

	Nine Months Ended September 30, 2024
$ in thousands	Secured Lending Agreements	Term Lending Agreement	Total
Beginning Balance	$457,861	$—	$457,861
Proceeds from secured financing facilities	1,512,515	90,380	1,602,895
Repayments of secured financing facilities	(456,137)	—	(456,137)
Net unrealized (gain) loss	762	—	762
Balance as of September 30, 2024	$1,515,001	$90,380	$1,605,381
The following tables summarize the significant unobservable inputs used in the fair value measurement of our secured financing facilities:

	September 30, 2024
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)(1)
Secured financing facilities	Discounted cash flow	Discount rate	6.90%	5.62% - 7.46%	0.70
(1) Based on expected cash flows and potential prepayments.

	December 31, 2023
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)
Secured financing facilities	Discounted cash flow	Discount rate	7.62%	7.31% - 7.86%	1.48
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
12.Related Party Transactions
Due to/from Affiliates
Our due from affiliates balance consists of amounts paid by the Company that are due to us from the Adviser under the terms of our advisory agreement and totaled $231,000 as of September 30, 2024. (December 31, 2023: None). The following table details the components of due to affiliates as of September 30, 2024 and December 31, 2023.

$ in thousands	September 30, 2024	December 31, 2023
Adviser commitment fee payable	$4,531	$113
Advanced organizational costs	724	707
Advanced offering costs	1,261	1,293
Advanced debt issuance and other financing costs	7,007	3,727
Advanced general and administrative expenses(1)	5,513	2,993
Accrued stockholder servicing fees	5,818	1,334
Accrued management fee	456	—
Accrued performance fee	1,216	—
Other	644	—
Total	$27,170	$10,167
(1) Advanced general and administrative expenses as of September 30, 2024 and December 31, 2023 includes approximately $172,000 and $73,000, respectively, of prepaid expenses which are included in other assets on our condensed consolidated balance sheets.

Adviser Commitment Fee
We charge a commitment fee to borrowers in connection with the origination of each new loan. The commitment fee is calculated as a percentage of the whole loan on a fully-funded basis, as determined by the Adviser at the time of origination. We pay the Adviser 50% of the commitment fee (not to exceed 0.5% of the whole loan on a fully funded basis) as compensation for sourcing, structuring and negotiating the loan. The commitment fee income and related expense to the Adviser is reported as commitment fee income, net of related party expense on the condensed consolidated statements of comprehensive income.
Organizational Costs and Offering Expenses
Under the terms of our amended and restated advisory agreement dated August 20, 2024, the Adviser advanced all of our organizational costs and offering expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through May 31, 2024. We will reimburse the Adviser for all of our organizational costs and offering expenses advanced through May 31, 2024 ratably over 52 months commencing December 1, 2024. We will reimburse the Adviser on a quarterly basis for organizational and offering expenses incurred on our behalf subsequent to May 31, 2024.
Under the terms of our advisory agreement, organizational costs and offering expenses became a liability of the Company on March 23, 2023. Organizational costs and offering expenses include costs incurred by the Adviser prior to entering into the advisory agreement with the Company.
Operating Expenses Reimbursement
Under the terms of our amended and restated advisory agreement dated August 20, 2024, the Adviser advanced our operating expenses, including debt issuance costs and general and administrative expenses, incurred through May 31, 2024. We will reimburse the Adviser for all of our operating expenses advanced through May 31, 2024 ratably over 52 months commencing December 1, 2024.
Following May 31, 2024, we will reimburse the Adviser quarterly for total operating expenses paid by the Adviser on our behalf. Commencing with the first four full fiscal quarters ended June 30, 2025, we may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”). We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.
For the three and nine months ended September 30, 2024, the Adviser incurred expenses on our behalf of $644,000 and $689,000, respectively, subsequent to May 31, 2024, of which $644,000 is accrued as a component of due to affiliates on our condensed consolidated balance sheets as of September 30, 2024 and included within Other in the table above.
Stockholder Servicing Fees and Other Selling Commissions
The Invesco Distributors, Inc. (the “Dealer Manager”) is entitled to receive upfront selling commissions and stockholder servicing fees for Class S, Class S-1, Class D and Class D-1 shares sold in the Continuous Offering. The Dealer Manager reallows (pays) all or a portion of the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers and will waive stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such service. We did not issue any Class D-1 shares as of September 30, 2024.
We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class S, Class S-1, Class D and Class D-1 share is sold during the Continuous Offering. During the three months and nine months ended September 30, 2024, we paid approximately $225,000 and $470,000 of stockholder servicing fees, respectively, with respect to the outstanding Class S and Class S-1 shares and did not pay stockholder servicing fees with respect to the outstanding Class D shares. During the year ended December 31, 2023, we paid approximately $15,000 of stockholder servicing fees with respect to the outstanding Class S-1 shares and did not pay stockholder servicing fees with respect to the outstanding Class S and Class D shares.

The following table summarizes the upfront selling commissions for each class of shares payable at the time of subscription and the stockholder servicing fee we pay the Dealer Manager on an annualized basis as a percentage of the NAV for such class:

	Class S Shares	Class S-1 Shares	Class D Shares	Class D -1 Shares	Class I Shares	Class E Shares	Class F Shares
Maximum Upfront Selling Commissions (% of Transaction Price)	up to 3.5%	up to 3.5%	up to 1.5%	up to 1.5%	—	—	—
Stockholder Servicing Fee (% of NAV)	0.85%	0.85%	0.25%	0.25%	—	—	—
We will cease paying the stockholder servicing fee with respect to any Class S share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager, in conjunction with the transfer agent, determines that total upfront selling commissions and stockholder servicing fees paid with respect to the shares held by the stockholder would exceed, in the aggregate, 8.75% of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under our distribution reinvestment plan). At the end of such month, such Class S share or Class D share will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such share. Such servicing fee limit does not apply to the Class S-1 and Class D-1 shares.
Management Fee and Performance Fee
In August 2024, we amended our advisory agreement to make updates to our management fee and performance fee structure in connection with the authorization of Class D-1 shares discussed in Note 9 - “Stockholders’ Equity”. Under the terms of our amended and restated advisory agreement, we will pay the Adviser a management fee equal to 1.0% per annum of NAV, calculated monthly before giving effect to any accruals for the management fee, stockholder servicing fees, performance fees or any distributions with respect to our Class S shares, Class S-1 shares, Class D shares, Class D-1 shares and Class I shares. We will also pay the Adviser a performance fee equal to 10% of our “Performance Fee Income” with respect to our Class S shares, Class S-1 shares, Class D shares, Class D-1 shares and Class I shares. Performance Fee Income with respect to each class of common shares subject to a performance fee means the net income (determined in accordance with U.S. GAAP) allocable to such class of common shares subject to adjustment as defined under the terms of our advisory agreement. During the period that the Adviser is advancing our organizational, offering and operating expenses, net income for purposes of the performance fee calculation will exclude these advanced expenses for the period incurred under US GAAP. After the period that the Adviser is advancing our organizational, offering and operating expenses, net income for purposes of the performance fee calculation will include previously advanced expenses that are to be repaid to the Adviser during the period. We will not pay the Adviser a performance fee with respect to any class of shares that has a negative total return per share for the calendar year, and the advisory agreement does not prohibit the advisor from entering into economic or other arrangements with other persons. For purposes of the performance fee calculation, total return per share is defined as an amount equal to: (i) the cumulative distributions per share accrued with respect to such class of common shares since the beginning of the calendar year plus (ii) the change in NAV per share of such class of common shares since the beginning of the calendar year, prior to giving effect to (y) any accrual for performance fees with respect to such class of common shares or (z) any applicable stockholder servicing fees. We will not pay the Adviser a management or performance fee with respect to our Class E shares.
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
Management fees and performance fees began to accrue on March 1, 2024. Management fees will be accrued monthly and paid quarterly in arrears and performance fees will be paid annually. During the three and nine months ended September 30, 2024, we incurred management fees of $456,000 and $908,000, respectively, of which $456,000 is accrued as a component of due to affiliates on our condensed consolidated balance sheets as of September 30, 2024. During the three and nine months ended September 30, 2024, we incurred performance fees of $366,000 and $1.2 million, respectively, of which $1.2 million is accrued as a component of due to affiliates on our condensed consolidated balance sheets as of September 30, 2024. During the three and nine months ended September 30, 2024, we issued 12,142 and 17,934 Class E Redeemable Common Stock shares, respectively, as payment for the management fees earned. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each quarter for which the fee was earned.

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
Our Adviser is subject to the supervision and oversight of our Board and has only such functions and authority as we delegate to it. The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. We incurred $217,000 and $667,000, respectively, of costs for support personnel provided by the Adviser for the three and nine months ended September 30, 2024 that are recorded as a component of due to affiliates on our consolidated balance sheets. During the three and nine months ended September 30, 2023, we incurred $76,000 and $122,000, respectively, of costs for support personnel provided by the Adviser.
Related Party Share Ownership
The table below summarizes the number of shares and the total purchase price of the shares that have been purchased by affiliates as of September 30, 2024.

$ in thousands, except share amounts	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total Purchase Price
Invesco Realty, Inc.(1)	652,479	—	652,836	—	651,538	649,614	—	$65,340
Invesco Advisers, Inc.(2)	—	—	—	—	—	17,934	—	452
Members of our board of directors (3)	—	—	—	—	—	24,950	—	634
Total	652,479	—	652,836	—	651,538	692,498	—	$66,426
(1) Shares issued to Invesco Realty, Inc. are governed by the terms of the Invesco Subscription Agreement and classified as redeemable common shares on our condensed consolidated balance sheets. See Note 8 - “Redeemable Common Stock - Related Party” for further information.
(2) Shares issued to Invesco Advisers, Inc. are governed by the terms of our advisory agreement and classified as redeemable common shares on our condensed consolidated balance sheets. See Note 8 - “Redeemable Common Stock - Related Party” for further information.
(3) Represents shares issued to members of our board of directors, including stock awards under our Share-Based Compensation Plan.
13.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of September 30, 2024, we had unfunded commitments of $246.0 million for certain of our commercial real estate loan investments. The unfunded commitments consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the weighted average remaining term of the related loans of 2.30 years.
We have also committed to pay counterparty legal, diligence and other fees in connection with new financing facilities in the ordinary course of business.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, the Company was not involved in any material legal proceedings.

14. Revision of Previously Issued Interim Financial Statements
In the fourth quarter of 2023, we identified interpretive guidance for public companies that is related to the accounting for and balance sheet classification of redeemable common stock issued to Invesco Realty, Inc. under the Invesco Subscription Agreement. We determined that we should classify common stock held by Invesco Realty, Inc. as redeemable common stock because our Adviser has been deemed to have control of the Company for accounting purposes. We record common stock held by Invesco Realty, Inc. at redemption value. The reclassification of Invesco Realty, Inc’s common stock from stockholders’ equity to redeemable common stock did not have any impact on our net asset value, consolidated statement of operations or our consolidated statement of cash flows. For further information regarding redeemable common stock, see Note 8 - “Redeemable Common Stock”.
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

15. Subsequent Events
Investment Portfolio Activity

Subsequent to September 30, 2024, we originated six commercial real estate loans with a total commitment amount of $186.1 million and an aggregate outstanding principal amount of $155.1 million, including a mezzanine construction loan with a total commitment amount of $30.0 million and aggregate outstanding principal amount of $5.2 million. These loans earn interest at one-month term SOFR plus a spread for a weighted average interest rate of 8.42% based on the interest rate in effect at origination.
Stockholders’ Equity
Subsequent to September 30, 2024, we issued the following shares of common stock:

$ in thousands except share amounts	Shares Issued to Third-Parties	Shares Issued to Affiliates(1)(2)	DRP Shares(3)
Class S	—	99,736	—
Class S-1	1,231,419	—	33,709
Class D	—	99,800	—
Class D-1	—	—	—
Class I	446,535	99,489	15,842
Class E	3,354	116,690	648
Class F	—	—	97,432
Total	1,681,308	415,715	147,631

Total net proceeds(4)	$42,560	$10,000	$2,468
(1)Affiliates include related parties discussed in Note 12 - “Related Party Transactions”. Includes 98,687 shares of Class E Common Stock, 99,489 shares of Class I Common Stock, 99,800 shares of Class D Common Stock and 99,736 shares of Class S Common Stock issued to an affiliate of Invesco under the Invesco Subscription Agreement for net proceeds of $10 million. See Note 12 - “Related Party Transactions”.
(2)Includes 18,002 Class E shares issued to our Adviser as payment for management fees for total consideration of $456,000, which is excluded from Total net proceeds.
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
We are externally managed by Invesco Advisers, Inc. (the “Adviser”), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd., an independent global investment management firm. Our Adviser utilizes the personnel and global resources of Invesco Real Estate to provide investment management services to us. We elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2023. To maintain our REIT qualifications, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits our exclusion from the definition of an “Investment Company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
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
Due to the floating rate nature of our loan portfolio, we are subject to changes in benchmark rates. Decline in benchmark interest rates could ultimately lead to lower interest income received from the Company’s floating rate debt investments. To mitigate the impact of reduced interest income as a result of declining benchmark rates, the Company has structured interest rate floors for each of the loans where the borrower will be required to pay minimum debt service payments should rates fall below a predetermined amount. Additionally, during a falling benchmark interest rate environment, the Company’s overall cost of borrowings decreases as well.
We have elected the fair value option for our commercial real estate loan investments and our borrowing facilities. The fair market value of our commercial real estate loans can be impacted by changes in credit spread premiums (yield advantage over a benchmark rate) and the supply of, and demand for, assets in which we invest.
Operating results can also be impacted by foreign currency risk from investments denominated in currencies other than the U.S. dollar (“USD”). We hedge the non-USD exposure in the portfolio via forward contracts with the goal to mitigate foreign currency impacts to the portfolio.
Market Conditions
For the quarter ended September 30, 2024, the Company originated 13 commercial real estate loans with an aggregate total loan commitment amount of $888.7 million and a spot coupon of 11.4% based on the weighted average interest rate on our net committed equity position as of September 30, 2024. The portfolio saw a slight increase in weighted average net spread, going from 6.61% in the second quarter to 6.67% in the third quarter. The weighted average interest rate spread on our net committed equity position is comprised of the difference between the spread on our commercial real estate loans applied to the committed loan amounts less the spread on our borrowings applied to the total financing. This difference is divided by our net committed equity position. The weighted average interest rate is the spread combined with the applicable benchmark rate (in effect on September 30, 2024 after considering any impact of the interest rate floor.
The 13 originations in the third quarter of 2024 were comprised of four loans secured by multifamily assets, seven loans secured by industrial assets, and two loans secured by self-storage assets with 66% focused on refinancing the borrower’s existing investment (remaining 34% were originated for the purpose of acquisition financing).
The wider real estate market saw some signs of stabilization as Green Street’s Commercial Property Price Index “CPPI” was unchanged in September from the prior month, up approximately 3% compared to the past 12 months and down approximately 19% from its March 2022 peak.
The Federal Reserve (the “Fed”) announced a federal funds rate cut of 50 basis points in September and a further rate cut of 25 basis points in November, lowering the upper end of the target range to 4.75% from the 5.5% level we have seen since July 2023. We expect the impact of the Fed’s rate cuts on private real estate, including with respect to increased transaction activity and easing pressure on property values, to lag these announcements as it has historically, but we will continue to monitor resulting activity in the wider real estate market.
Outlook
We believe the Company will continue to find opportunities during this period of capital market dislocation to originate attractive loans with credit/structuring profiles at a premium to historical pricing. We anticipate that commercial real estate transaction volume will remain limited throughout the remainder of 2024 but believe that the Fed’s recent rate cuts could begin to shift market and investor sentiment with a potential increase of transaction activity in the near future.
As banks have pulled back from new origination activity, debt funds have stepped up with origination volume outperforming pre-pandemic levels. We expect this trend will continue as banks have complied with tighter regulations, engage in discussions around the finalization of Basel III, and remain selective in providing commercial real estate financing. We will continue to monitor bank and CMBS activity throughout the remainder of 2024 and the resulting impact it may have on sponsor/borrower loan payoffs in our portfolio.
Overall, we believe the Company is positioned to take advantage of new opportunities that will arise and benefit from its current stable portfolio and prudently managed balance sheet. We believe that our “credit over yield” investment philosophy will allow us to provide durable current income to stockholders while seeking to minimize risk during the current market environment.
Q3 2024 Highlights
Capital Activity and Distributions
•Declared monthly net distributions totaling $9.4 million for the quarter ended September 30, 2024.
•Raised $39.4 million of net proceeds from the sale of our common stock through our Continuous Offering during the quarter ended September 30, 2024.
•Called $80.0 million of capital under the Class F Subscription Agreement.
•Called $60.0 million of capital under the Invesco Subscription Agreement.
Investments
•Originated 10 floating rate senior commercial real estate loans in the United States with a total commitment amount of $606.1 million and total outstanding principal amount of $584.5 million as of September 30, 2024, including self-storage, multifamily and industrial properties.
•Originated a $304.5 million floating rate whole loan facility secured by a portfolio of three loans, all prime logistics centers, in Barcelona, Paris, and Bristol.
•Entered into currency forward contracts in the period to help mitigate the potential impact of changes in foreign currency exchange rates on our investments.
Financing Activity
•Entered into a $837.5 million secured lending agreement with a financial institution (“INCREF Lending I”) that provides match-term financing for 16 of our commercial real estate loan investments. The facility bears interest at a one-month term SOFR plus a spread and provides financing on a non-mark-to-market basis.
•Entered into a $300.0 million term lending agreement with a financial institution (“INCREF Lending II”) that provides match-term financing for two of our commercial real estate loan investments. The facility bears interest at a one-month term SOFR plus a spread and provides financing on a non-mark-to-market basis.

•Received net borrowings of $755.8 million from our secured financing facilities for the three months ended September 30, 2024.

•Repaid $10.0 million to our revolving credit facility for the three months ended September 30, 2024.
Financial Condition
Investment Activities
We commenced investing in domestic commercial real estate loans in May 2023 and started investing in European loans in September 2024. As of September 30, 2024, we originated 35 commercial real estate senior loans with a fair value of $2.0 billion. We elected the fair value option for our commercial real estate loan investments and, accordingly, we recognize any origination costs or fees associated with the loans in the period of origination. Our domestic loan investments earn interest at term SOFR plus a spread and had a weighted average interest rate of 8.12% as of September 30, 2024. Our European loans earn interest at either three-month SONIA or three-month Euribor and had a weighted average interest rate of 7.23% at September 30, 2024.

The following table details overall statistics for our loan portfolio as of September 30, 2024:

$ in thousands	September 30, 2024	December 31, 2023	September 30, 2023
Number of investments	35	10	6
Principal balance	$2,043,187	$613,503	$378,970
Fair value	$2,043,967	$613,503	$378,970
Unfunded loan commitments(1)	$245,991	$57,903	$38,486
Weighted-average interest rate(2)	7.98%	8.53%	8.56%
Weighted-average maximum maturity (years)(3)	4.40	4.69	4.81
Origination loan-to-value (LTV)(4)	64%	65%	63%
(1)    Unfunded commitments will primarily be funded to finance construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These future commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)    Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. Domestic loans earn interest at the one-month Term SOFR plus a spread. Euro denominated loans earn interest at three-month Euribor plus a spread. Our loan denominated in British pounds sterling earns interest at three-month SONIA plus a spread.
(3)    Assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions, as defined in the respective loan agreement.
(4)    LTV is generally based on the initial loan amount and the independent property appraisals at the time of origination.
The following charts illustrate the diversification and composition of our loan portfolio based on fair value as of September 30, 2024:
Loan originations activity during the three months ended September 30, 2024, totaled $888.6 million as a result of 13 new loan originations. Additionally, loan funding activity during the three months ended September 30, 2024, totaled $34.6 million for additional commitments made under existing loans. In the three months ended September 30, 2024, we earned $29.9 million of interest income on our loan portfolio.
The following table details our loan activity:

	Three Months Ended	Nine Months Ended
$ in thousands	September 30, 2024	September 30, 2024
Loan originations	$888,594	$1,384,315
Loan fundings	34,602	45,185
Loan repayments and sales	—	—
Total net fundings	$923,196	$1,429,500

The following table provides details of our loan portfolio, on a loan-by-loan basis, as of September 30, 2024:

$ in thousands
Metropolitan Statistical Area	Property Type	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Current Maturity	Maximum Maturity(3)
Phoenix	Industrial	05/17/2023	8.45%	$136,000	$123,112	$123,112	6/9/2025	6/9/2028
San Jose	Multifamily	05/31/2023	8.25%	41,700	41,700	41,700	6/9/2026	6/9/2028
New York(4)	Multifamily	07/26/2023	8.20%	73,600	73,600	73,624	8/9/2026	8/9/2028
Los Angeles	Multifamily	08/04/2023	8.20%	85,180	81,037	81,060	8/9/2025	8/9/2028
Miami	Industrial	08/25/2023	8.45%	42,676	36,000	36,000	9/9/2025	9/9/2028
Richmond	Industrial	09/25/2023	8.45%	38,300	34,395	34,397	10/9/2025	10/9/2028
Atlanta	Industrial	11/06/2023	8.45%	92,950	82,309	82,336	11/9/2025	11/9/2028
Dallas	Multifamily	12/07/2023	7.90%	70,000	63,318	63,449	12/9/2026	12/9/2028
Seattle	Multifamily	12/12/2023	8.05%	68,500	68,500	68,557	12/9/2026	12/9/2028
New York(5)	Multifamily	12/21/2023	8.10%	22,500	22,500	22,513	12/9/2026	12/9/2028
Houston	Multifamily	01/24/2024	8.10%	61,500	61,000	61,080	2/9/2027	2/9/2029
New York	Multifamily	02/08/2024	8.10%	120,000	76,865	76,966	2/9/2027	2/9/2029
Los Angeles	Multifamily	03/05/2024	8.25%	56,600	55,834	55,867	3/9/2027	3/9/2029
Los Angeles	Multifamily	03/28/2024	8.10%	45,000	41,535	41,557	4/9/2026	4/9/2029
Los Angeles	Multifamily	04/12/2024	8.15%	66,050	60,249	60,291	4/9/2027	4/9/2029
New York	Multifamily	05/02/2024	8.10%	150,000	40,724	40,827	5/9/2027	5/9/2029
Fort Worth	Multifamily	05/15/2024	8.00%	22,500	21,775	21,781	6/9/2026	6/9/2029
Fort Worth	Multifamily	05/15/2024	8.00%	23,650	23,500	23,507	6/9/2026	6/9/2029
Orange County	Industrial	05/31/2024	7.95%	47,275	42,600	42,629	6/9/2027	6/9/2029
Dallas	Multifamily	06/07/2024	7.90%	40,740	35,233	35,275	6/9/2027	6/9/2029
San Francisco	Multifamily	06/17/2024	7.75%	33,500	30,350	30,381	7/9/2027	7/9/2029
Jacksonville	Multifamily	06/28/2024	8.20%	40,350	38,100	38,107	7/9/2027	7/9/2029
Various U.S.	Self-Storage	07/10/2024	8.30%	42,448	39,998	39,998	8/9/2027	8/9/2029
Houston	Multifamily	07/24/2024	8.00%	50,750	49,750	49,750	8/9/2026	8/9/2029
Tampa	Multifamily	08/01/2024	7.80%	41,750	41,750	41,750	8/9/2027	8/9/2029
Dallas	Multifamily	08/01/2024	7.95%	44,000	44,000	44,000	8/9/2026	8/9/2029
Las Vegas	Industrial	08/20/2024	7.90%	55,515	53,325	53,325	9/9/2027	9/9/2029
Various U.S.	Self-Storage	08/27/2024	8.30%	11,267	10,123	10,123	9/9/2027	9/9/2029
Washington D.C.	Multifamily	08/28/2024	7.85%	101,000	98,500	98,500	9/9/2027	9/9/2029
Various U.S.	Industrial	08/30/2024	8.50%	83,500	77,248	77,248	9/9/2027	9/9/2029
Various U.S.	Industrial	09/12/2024	7.85%	128,010	121,890	121,890	10/9/2027	10/9/2029
Various U.S.	Industrial	09/13/2024	7.85%	47,881	47,881	47,881	10/9/2027	10/9/2029
Barcelona, Spain	Industrial	09/26/2024	6.66%	102,124	102,124	102,124	10/9/2027	10/9/2028
Paris, France	Industrial	09/26/2024	6.55%	91,241	91,241	91,241	10/9/2027	10/9/2028
Bristol, United Kingdom	Industrial	09/26/2024	8.32%	111,121	111,121	111,121	10/9/2027	10/9/2028
			7.98%	$2,289,178	$2,043,187	$2,043,967
(1)Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. Domestic loans earn interest at the one-month Term SOFR plus a spread. Euro denominated loans earn interest at three-month Euribor plus a spread. Our loan denominated in British pounds sterling earns interest at three-month SONIA plus a spread.
(2)Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(3)Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.
(4)The total whole loan is $73.6 million, including (i) a senior mortgage loan of $55.2 million, and (ii) a mezzanine note of $18.4 million.
(5)The total whole loan is $22.5 million, including (i) a senior mortgage loan of $18.0 million and (ii) a mezzanine note of $4.5 million.

Significant Borrowers/Sponsors
As of September 30, 2024, we have invested in 35 commercial real estate loans with a fair value of $2.0 billion. Our portfolio consists of the following significant borrowers or sponsors:

$ in thousands
Counterparty	Loan Count	Fair Value	% of Loan Portfolio
Borrower A(1,2)	3	239,845	12%
Borrower B(2)	3	304,486	15%
Sponsor A(3)	6	259,218	13%
(1) The Company has committed to fund an additional $27.4 million under the master credit agreement for leasing costs, interest reserves and capital expenditures. The loans that the Company has made under the master credit agreement are guaranteed by an affiliate of the borrower that, in turn, indirectly owns the borrower.
(2) These loans are cross collateralized and cross defaulted under master credit agreements with a single borrower.
(3) These loans are affiliated with a single institutional private equity company as of September 30, 2024. The loans are not cross collateralized or cross defaulted.
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
Our loan portfolio had a weighted-average loan risk rating of 2.8 as of September 30, 2024 and 2.7 as of December 31, 2023.
Financing and Other Liabilities
We utilize a revolving line of credit as a short-term cash management tool to pay fees and expenses and bridge portfolio-level financing arrangements.
Our revolving line of credit bears interest at a one-month term SOFR plus a spread and had a weighted average borrowing rate of 8.26% as of September 30, 2024.
We finance the majority of our commercial real estate loan portfolio through secured financing facilities, which may include repurchase agreements and term lending agreements. We have five repurchase agreement facilities and two term lending/financing agreements that bear interest at one-month term SOFR plus a spread for our USD denominated borrowings, three-month Euribor plus a spread for our Euro denominated borrowings, and three-month SONIA plus a spread for our British pound sterling denominated borrowings. These facilities had a weighted average borrowing rate of 7.02% as of September 30, 2024.

The below table summarizes our borrowings as of September 30, 2024(1).

$ in thousands	Current Maturity	Extension Options	Weighted Average Interest rate	Maximum Facility Size	Amount Outstanding	Available Balance

Term Lending Agreement
INCREF Lending II	Match-term	Match-term	7.33%	300,000	90,380	209,620

Secured Lending Agreements
Term Financing
INCREF Lending I	Jul 2026	Jul 2029	7.13%	837,517	644,752	192,765

Repurchase Agreements
Morgan Stanley Bank N.A.	May 2025	May 2027	7.36%	500,000	342,009	157,991
Citibank N.A.	Sep 2026	Sep 2028	6.24%	500,000	243,588	256,412
Barclays	Apr 2027	Apr 2029	6.92%	500,000	183,017	316,983
Wells Fargo	May 2026	May 2029	7.01%	200,000	101,020	98,980
Bank of Montreal	Jul 2025	Jul 2028	—%	25,000	—	25,000
Total secured financing facilities				$2,862,517	$1,604,766	$1,257,751

Revolving Credit Facility			8.26%	$250,000	$—	$250,000
(1)    See Note 4 - “Borrowings” for important footnotes to the borrowings table and other disclosures.

Each of our secured financing facilities contains customary terms and conditions, including but not limited to, negative covenants relating to restrictions on our operations with respect to our status as a REIT, and financial covenants, such as a minimum interest coverage ratio covenant, minimum tangible net worth covenant, cash liquidity covenant and maximum leverage ratio covenant.
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
As of September 30, 2024, we were in compliance with the covenants of our financing facilities.

Results of Operations
We commenced investing in commercial real estate loans in May 2023. Accordingly, our results of operations for the three and nine months ended September 30, 2024 and 2023 are not comparable. For further information on our loan portfolio, see discussion on Investment Activities above.
For the three and nine months ended September 30, 2024 and 2023, our results of operations consisted of:

	Three Months Ended September 30,			Nine Months Ended September 30,
$ in thousands except per share amount	2024	2023	$ Change	2024	2023	$ Change
Net Interest Income
Commercial real estate loan interest income	$29,889	$6,051	$23,838	$65,444	$7,571	$57,873
Other interest income	534	21	513	1,362	21	1,341
Interest expense	(20,565)	(4,896)	(15,669)	(44,814)	(6,484)	(38,330)
Net interest income	9,858	1,176	8,682	21,992	1,108	20,884

Other Income (Expense)
Unrealized gain (loss) on commercial real estate loan investments, net	(273)	—	(273)	930	—	930
Unrealized gain (loss) on secured financing facilities, net	160	—	160	(762)	—	(762)
Gain (loss) on derivative instruments, net	(213)	—	(213)	(213)	—	(213)
Gain (loss) on foreign currency transactions, net	85	—	85	85	—	85
Commitment fee income, net of related party expense of $4,531, $8,049, $1,125 and $1,993 for the three and nine months ended September 30, 2024 and 2023, respectively	5,140	1,126	4,014	8,658	1,993	6,665
Other income	260	97	163	610	133	477
Total other income (expense), net	5,159	1,223	3,936	9,308	2,126	9,308

Expenses
Management and performance fees - related party	822	—	822	2,124	—	2,124
Debt issuance and other financing costs related to borrowings, at fair value	5,926	558	5,368	9,616	2,945	6,671
Organizational costs	8	86	(78)	27	690	(663)
General and administrative	2,214	1,067	1,147	5,172	1,643	3,529
Total expenses	8,970	1,711	7,259	16,939	5,278	11,661

Net income (loss)	$6,047	$688	$5,359	$14,361	$(2,044)	$16,405
Dividends to preferred stockholders	(7)	(3)	(4)	(21)	(4)	(17)
Net income (loss) attributable to common stockholders	$6,040	$685	$5,355	$14,340	$(2,048)	$16,388

Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$0.42	$0.55	$(0.13)	$1.33	$(4.88)	$6.21
Diluted	$0.42	$0.55	$(0.13)	$1.33	$(4.88)	$6.21
Weighted average number of shares of common stock
Basic	14,499,660	1,245,585	13,254,075	10,817,646	420,007	10,397,639
Diluted	14,499,737	1,245,585	13,254,152	10,817,875	420,007	10,397,868

Net Income (Loss) attributable to Common Stockholders
Net income (loss) attributable to common stockholders increased by $5.4 million during the three months ended September 30, 2024 and increased by $16.4 million during the nine months ended September 30, 2024, as compared to September 30, 2023. The increase across both periods was primarily due to the increase in the number of commercial real estate loan originations during the period, which resulted in an increase in net interest income and commitment fee income, net of related party expenses, as compared to September 30, 2023.
Net Interest Income
Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2024	2023	2024	2023
Average earning assets(1)	$1,607,102	$318,878	$1,118,126	$254,289
Average earning assets yield(2)	7.44%	7.59%	7.80%	7.15%
(1)    Average earning assets are based on weighted month-end balances. Average earning assets for the three and nine months ended September 30, 2023 are based on the weighted month-end balances commencing in May 2023.
(2)    Average earning asset yield is calculated by dividing interest income by average earning assets. All yields are annualized.
Interest Expense and Cost of Funds
The table below presents information related to our borrowings and cost of funds for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2024	2023	2024	2023
Average borrowings(1)	$1,258,857	$280,538	$867,328	$239,846
Maximum borrowings (2)	$1,604,766	$330,335	$1,604,766	$330,335
Average cost of funds(3)	6.53%	6.98%	6.89%	6.49%
(1)    Average borrowings are based on weighted month-end balances. Average borrowings for the three and nine months ended September 30, 2023 are based on the weighted month-end balances commencing in May 2023.
(2)    Amount represents the maximum borrowings at each month-end within the period.
(3)    Average cost of funds is calculated by dividing annualized interest expense by average borrowings.
Our interest expense for the three and nine months ended September 30, 2024 and 2023 is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2024	2023	2024	2023
Secured financing facilities interest expense	$19,859	$4,026	$43,682	$4,883
Revolving credit agreement interest expense	706	870	1,132	1,601
Total interest expense	$20,565	$4,896	$44,814	$6,484
Other Income (Expense), Net
Other income (expense), net increased by $3.9 million during the three months ended September 30, 2024 and increased by $9.3 million during the nine months ended September 30, 2024, as compared to the comparable period ended September 30, 2023. The increase is primarily due to a higher volume of loan originations during 2024.
We generally seek to charge each borrower a commitment fee that is calculated as a percent of the whole loan on a fully-funded basis, as determined by the Adviser at the time of origination. We pay our Adviser 50% (not to exceed 0.5% of the whole loan amount on a fully-funded basis) of any commitment fee charged to borrowers in connection with each new loan. We recognize commitment fees immediately in earnings because we elected the fair value option for our loan investments. For the three and nine months ended September 30, 2024, commitment fee income, after related party expenses, increased by $4.0 million and $6.7 million, respectively, as compared to the three and nine months ended September 30, 2023. We originated 13 and 25 loans during the three and nine months ended September 30, 2024, compared to four and six loan originations during the three and nine months ended September 30, 2023.
The valuation of our commercial real estate loans, secured financing facilities, and revolving credit facility is performed by an independent valuation adviser. In the three and nine months ended September 30, 2024, we did not observe material changes in the collateral risks in our portfolio, however we did observe changes in market pricing for similar loan types to those in our portfolio and foreign exchange rate movement on our non-U.S. dollar denominated loans and recorded net unrealized losses of $273,000 and net unrealized gains of $930,000, respectively, on our investments. For the September 30, 2023 comparable periods, we did not record an unrealized gain or loss on our commercial real estate loan investments as we did not observe material changes in the collateral risks or market pricing of our portfolio during the period. We compared the features of our loans to the interest rates and terms required by lenders in the new loan origination market for similar loans, and the yield required by investors acquiring similar loans in the secondary market. We also compared current market and collateral conditions to those present at origination or acquisition. Additionally, for three and nine months ended September 30, 2024, we recorded net unrealized gains, including foreign exchange rate movement on our non-U.S. dollar denominated borrowings, of $160,000 and a net unrealized losses of $762,000, respectively, on our secured financing facilities following a review of market interest rates, which reflect estimates for how lenders would price equivalent loans for the remaining terms, for similar borrowing agreements with comparable loan-to-value ratios and credit profiles. For the September 30, 2023 comparable periods, we did not record an unrealized gain or loss on our secured financing facilities as we did not observe material changes in the market interest rates during the period.
We enter into currency forward contracts to help mitigate the impact of changes in foreign currency exchange rates on our investments and financing transactions denominated in currencies other than the United States dollar. Despite being economic hedges, we have elected not to treat our foreign currency forwards as hedges for accounting purposes and, therefore, the realized and unrealized gains and losses associated with such instruments are included in gain (loss) on derivative instruments, net in our consolidated statements of comprehensive income. For the three and nine months ended September 30, 2024, we recorded an unrealized loss on currency forward contracts of $213,000.
Expenses
Our expenses for the three and nine months ended September 30, 2024 increased by $7.3 million and $11.7 million, respectively, as compared to the three and nine months ended September 30, 2023. The increase in expenses is primarily due to increased debt issuance and other financing costs and general and administrative expenses and the recognition of management fees and performance fees.
We expense debt issuance and other financing costs as incurred because we elected the fair value option for our secured financing facilities and revolving credit facility. When we incur debt issuance costs prior to a debt facility closing, we expense the costs as incurred if we intend to elect the fair value option to account for the debt facility and the closing is probable as of the balance sheet date. Our debt issuance and other financing costs include upfront lender fees, legal costs directly associated with entering into our debt facilities, and other lender fees associated with our existing debt facilities. For the three and nine months ended September 30, 2024, debt issuance and other financing costs increased by $5.4 million and $6.7 million, respectively, as compared to the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2024, average borrowings were $1.3 billion and $867.3 million, respectively, as compared to $280.5 million and $239.8 million for the three and nine months ended September 30, 2023, respectively.
Management fees and performance fees began to accrue on March 1, 2024. The management fee that we pay the Adviser to source our investments and manage our operations is based on our NAV. The performance fee that we pay the Adviser is based on Performance Fee Income as defined in our Advisory Agreement. We will not pay the Adviser a performance fee with respect to any class of shares that has a negative total return per share for the calendar year. Total return is determined based on total distributions plus the change in NAV.
Our general and administrative expenses for the three and nine months ended September 30, 2024 increased by $1.1 million and $3.5 million, respectively, as compared to the three and nine months ended September 30, 2023. The increase is primarily due to accounting, legal and other professional fees reflective of the increase in activity over the comparative period. As mentioned above, we commenced investing in commercial real estate loans in May 2023 and had originated six loans by September 30, 2023. At September 30, 2424, we had originated 35 loans. Accordingly, our results of operations for the three and nine months ended September 30, 2024 and 2023 are not comparable.

Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings, and fund other general business needs. Our sources of funds for liquidity consist of the net proceeds from our continuous private offering, net cash provided by operating activities, proceeds and available borrowings from our secured financing facilities and our revolving credit facility, loan repayments, uncalled capital commitments, and future issuances of equity and/or debt securities.
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
We held cash and cash equivalents of $20.1 million and restricted cash of $13.2 million as of September 30, 2024. Our cash and cash equivalents change due to normal fluctuations in cash balances related to the timing of principal and interest payments and loan origination and funding activity. Our restricted cash changes based on the volume of new subscriptions for our shares.
The following table sets forth changes in cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
$ in thousands	2024	2023
Cash flows from operating activities	$35,711	$4,667
Cash flows from investing activities	(1,429,500)	(378,970)
Cash flows from financing activities	1,401,591	383,417
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	—
Net change in cash, cash equivalents and restricted cash	$7,803	$9,114
Our operating activities provided net cash of $35.7 million for the nine months ended September 30, 2024, primarily from amounts advanced by our Adviser under our advisory agreement.
Our investing activities used net cash of $1.4 billion in the nine months ended September 30, 2024, and consisted of originating 25 commercial real estate loan investments during the period.
Our financing activities provided net cash of $1.4 billion in the nine months ended September 30, 2024. During the nine months ended September 30, 2024, we made net repayments on our revolving credit facility of $14.0 million and we received net proceeds from our secured financing facilities of $1.1 billion and net proceeds from the issuance of redeemable common stock and common stock of $60.0 million and $313.6 million, respectively. We also received net proceeds of $13.2 million from retail investor subscriptions paid in advance. We used cash of $12.9 million and $4.8 million during the nine months ended September 30, 2024 to pay dividends and debt issuance costs, respectively. Additionally, we used cash of $100.0 million to repurchase redeemable common stock.
As of September 30, 2024, our total assets were approximately $2.1 billion and consisted primarily of 35 investments in commercial real estate loans totaling $2.0 billion, restricted cash of $13.2 million and cash and cash equivalents of $20.1 million. We financed our commercial real estate loan investments with $1.6 billion of secured financing facility borrowings.
Our primary sources of liquidity include available borrowings under our secured financing facilities and revolving credit facility and cash and cash equivalents. Amounts available under these sources as of September 30, 2024 and December 31, 2023 are summarized in the following table:

$ in thousands	September 30, 2024	December 31, 2023
Cash and cash equivalents	$20,115	$1,975
Available borrowings under revolving credit agreements	250,000	86,000
Available borrowings under secured financing facilities	1,257,751	226,283
	$1,527,866	$314,258

Our target leverage ratio after we have raised substantial offering proceeds and acquired a broad portfolio of commercial real estate loan investments is approximately 50% to 65% of the aggregate value of the underlying collateral of our commercial real estate loan investments. “Leverage ratio” calculated for portfolio management purposes is measured by dividing (x) the sum of the Company’s outstanding liabilities under its direct leverage strategies, including its secured financing arrangements, by (y) the aggregate of the underlying collateral securing the loans in the Company’s portfolio that are not subordinated loans at the time such leverage is incurred. For purposes of determining the value of the underlying collateral of our commercial real estate loan portfolio, the value is calculated as of the date on which the loan is extended to the borrower.
We also may use Company-level credit facilities or other financing arrangements that are not secured by commercial real estate loans or other investments as short-term cash management tools to pay fees and expenses, and bridge portfolio-level financing arrangements. There is no limit on the short-term indebtedness the Company may incur under Company-level credit facilities. Company-level credit facility loan balances outstanding for 12 months or longer will be factored into the leverage ratio above.
We may call $150 million in capital under the Invesco Subscription Agreement in one or more closings through March 23, 2028. We may also call up to $150 million in additional capital (for a total of $300 million) if needed to avoid triggering any concentration limit imposed by a third party in connection with its distribution or placement of our shares or for purposes of repaying indebtedness drawn on a facility that is secured by uncalled capital subscriptions. Invesco’s affiliate may not submit its shares for repurchase under our share repurchase plan until the earlier of March 23, 2028 and the date that our aggregate NAV is at least $1.5 billion. We can only accept a repurchase request from Invesco’s affiliate after all requests from unaffiliated stockholders have been fulfilled. We may elect to repurchase all or any portion of the shares acquired by Invesco’s affiliate at any time at a per share price equal to the most recently determined NAV per share for the applicable share class.
As of September 30, 2024, we may call an additional $234.7 million of the $300 million capital committed under the Invesco Subscription Agreement.
In December 2023, an institutional investor committed to purchase up to $200 million of our Class F shares under the Class F Subscription Agreement at one or more closings held prior to December 5, 2024. The Class F stockholder may not submit its shares for repurchase under our share repurchase plan until the earlier of (i) the date our NAV reaches $1.5 billion and (ii) March 23, 2028. However, the Class F stockholder is entitled to request that we repurchase its shares in the event that there is a key person event or a material strategy change as defined in the terms of the Class F subscription agreement. As of September 30, 2024, we have fully called capital committed under the Class F Subscription Agreement.
If we are unable to raise substantial funds in our Continuous Offering, we will make fewer investments resulting in less diversification in terms of the type, number, and size of investments we make. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reduce our net income, and limit our ability to make distributions.
As of September 30, 2024, we owed the Adviser $21.4 million consisting of advanced organizational costs and offering expenses, advanced operating expenses, operating expenses incurred by the Adviser not covered under the advance, management and performance fees, and commitment fees. The Adviser advanced all of our organizational costs and offering expenses (other than upfront selling commissions and ongoing stockholder servicing fees), and all of our operating expenses, including debt issuance costs, incurred through May 31, 2024. We will reimburse the Adviser for all advanced organizational costs, offering expense and operating expenses ratably over the 52 months commencing December 1, 2024. We will reimburse the Adviser on a quarterly basis for organizational costs, offering expenses and operating expenses incurred subsequent to May 31, 2024. Management fees and performance fees began to accrue on March 1, 2024. Management fees will be paid quarterly in arrears and performance fees will be paid annually. Commitment fees are not advanced by the Adviser and are currently payable to the Adviser. Refer to Note 12 - “Related Party Transactions” of our condensed consolidated financial statements included in Item 1 of this Report for the components of due to affiliates as of September 30, 2024.
Forward-Looking Statements Regarding Liquidity
During the periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. During the months ended July 31, 2024 and September 30, 2024, we did not receive any repurchase requests under our Share Repurchase Plan. During the month ended August 31, 2024, we received repurchase requests below the applicable repurchase limits under our Share Repurchase Plan and fulfilled all repurchase requests. We continue to believe that our current liquidity position is sufficient to meet the needs of our business.
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
Contractual Obligations and Commitments
Commitments and contingencies may arise in the ordinary course of business. As of September 30, 2024, we had unfunded commitments of $246.0 million for certain of our commercial real estate loan investments. Unfunded commitments generally consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the remaining current maturity of the related loans of 2.30 years.
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

The following table reconciles U.S. GAAP stockholders’ equity per our condensed consolidated balance sheets to our NAV:

$ in thousands	September 30, 2024
Stockholders' equity	$356,883
Adjustments:
Redeemable common stock - related party(1)	66,024
Organizational costs advanced by Adviser(2)	724
Offering costs advanced by Adviser(3)	1,261
Operating expenses advanced by Adviser(4)	12,348
Accrued stockholder servicing fees not currently payable(5)	5,732
Unamortized debt costs(6)	5,641
Preferred stock liquidation preference	(228)
NAV	$448,385
(1)    We classify common stock held by the Adviser and by an Invesco affiliate as redeemable common stock and include the value of these shares as a component of our NAV. We report our redeemable common stock on our condensed consolidated balance sheets at redemption value. Redemption value is determined based on our net asset value (“NAV”) per share as of our balance sheet date.
(2)    The Adviser advanced all of our organizational costs through May 31, 2024. We expense our organizational costs as incurred in our condensed consolidated statements of comprehensive income. We will reimburse the Adviser for all of our organizational costs advanced through May 31, 2024 ratably over the 52 months commencing December 1, 2024. We will reimburse the Adviser for any organizational costs incurred subsequent to May 31, 2024 as incurred. For purposes of calculating our NAV, organizational costs paid by the Adviser through May 31, 2024 will not be recognized as an expense until we reimburse the Adviser for these costs.
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
(4)    The Adviser advanced all of our operating expenses, including $5.5 million for general and administrative expenses and $7.0 million for debt issuance and other financing costs, through May 31, 2024. These costs include $172,000 of certain prepaid expenses that are classified as other assets in our U.S. GAAP consolidated financial statements that have also been excluded from our NAV. We will reimburse the Adviser for all of our advanced operating expenses incurred through May 31, 2024 ratably over 52 months commencing December 1, 2024. We will reimburse the Adviser for any operating expenses incurred subsequent to May 31, 2024 as incurred. For purposes of calculating our NAV, operating expenses paid by the Adviser on our behalf through May 31, 2024 will not be reflected in our NAV until we reimburse the Adviser for these costs.
(5)    We have entered into an agreement with the Dealer Manager in connection with the Continuous Offering. Under the terms of our agreement, the Dealer Manager is entitled to receive upfront selling commissions and stockholder servicing fees for Class S, Class S-1, Class D and Class D-1 shares sold in the Continuous Offering. As of September 30, 2024, we have accrued stockholder servicing fees totaling $5.8 million of which $86,000 is currently payable to the Dealer Manager.
(6)    In accordance with U.S. GAAP, we expense debt issuance costs and other financing costs as incurred that relate to our debt facilities for which we have elected the fair value option. However, for purposes of NAV, debt issuance and other financing costs are capitalized and expensed over the life of the facility.

The following table details the major components of our NAV as of September 30, 2024:

$ in thousands, except share data	September 30, 2024
Commercial real estate loan investments, at fair value	$2,043,967
Cash and cash equivalents	20,115
Restricted cash	13,229
Interest receivable	6,101
Due from affiliate	231
Derivative assets, at fair value	8
Other assets(1)	558
Unamortized debt costs(2)	5,641
Secured lending agreements, at fair value	(1,515,001)
Term lending agreement, at fair value	(90,380)
Interest payable	(4,558)
Derivative liabilities, at fair value	(221)
Dividends and distributions payable	(5,411)
Accounts payable, accrued expenses and other liabilities	(18,733)
Due to affiliates(3)	(6,933)
Preferred stock liquidation preference	(228)
Net asset value	$448,385
Number of outstanding shares(4)	17,708,686
(1)    Excludes $172,000 of certain prepaid expenses advanced by the Adviser that are classified as other assets in our U.S. GAAP consolidated financial statements.
(2)    In accordance with U.S. GAAP, we expense debt issuance costs and other financing costs as incurred that relate to our debt facilities for which we have elected the fair value option. However, for purposes of NAV, debt issuance and other financing costs are capitalized and expensed over the life of the facility.
(3)    Excludes (i) amounts advanced by the Adviser of $724,000 for organizational costs, $1.3 million for offering costs, $7.0 million for debt issuance and other financing costs and $5.5 million for general and administrative expenses and (ii) accrued stockholder servicing fees not currently payable to the Dealer Manager of $5.7 million.
(4)    Includes 2,624,401 shares of common stock that are classified as redeemable common stock.
The following table provides a breakdown of our total NAV and NAV per share by class as of September 30, 2024:

$ in thousands, except per share data	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Class F Shares	Total
Net asset value	$16,507	$123,581	$16,356	$67,823	$19,480	$204,638	$448,385
Number of outstanding shares(1)	658,550	4,910,334	652,947	2,699,032	768,970	8,018,853	17,708,686
NAV Per Share(2)	$25.07	$25.17	$25.05	$25.13	$25.33	$25.52
(1) Includes 652,479 Class S shares, 652,836 Class D shares, 651,538 Class I shares and 667,548 Class E shares that are classified as redeemable common stock.
(2)    As of September 30, 2024, we had not sold any Class D-1 shares.

Funds from Operations and Funds Available for Distribution
Funds from operations (“FFO”) and funds available for distribution (“FAD”), as defined below, are not measures used under U.S. GAAP and certain adjustments made to our U.S. GAAP net income (loss) used in the determination of FFO and FAD will differ from U.S. GAAP. FFO and FAD should not be considered to be more relevant or accurate than the U.S. GAAP methodology in calculating net income (loss) or in evaluating our operating performance. FFO and FAD should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other U.S. GAAP measurements. Further, FFO and FAD are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. In addition, our methodology for calculating FAD may differ from methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported FAD may not be comparable to the FAD reported by other companies.
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
Our business objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends. We believe FAD is a meaningful non-GAAP measure that provides useful information for considering our operating results relative to the amount of our distributions by removing the impact of certain non-cash items or items not considered ongoing operating costs from our operating results. Organizational costs advanced by the Adviser are removed to arrive at FAD as these costs are reflective of the costs incurred to stand up our operations and are not considered ongoing operating costs. Offering costs related to preferred stock issuances, similarly, were organizational in nature and are not considered reflective of ongoing operational costs.
FAD is calculated as FFO excluding (i) organizational costs advanced by the Adviser, (ii) preferred stock offering costs, (iii) equity based compensation awards and amortization of unvested restricted stock awards, (iv) unrealized (gains) losses from changes in the fair value of financial instruments, (v) unrealized (gains) losses from derivative instruments, net, (vi) (gain) loss on foreign currency transaction, net, (vii) operating expenses advanced by the Adviser until the advanced expenses are reimbursed to the Adviser, (viii) management fees and performance fees paid in shares of our common stock even if repurchased by us, and (ix) stockholder servicing fees paid during the period. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with U.S. GAAP. Cash flows from operating activities in accordance with U.S. GAAP would generally include adjustments for working capital items and actual cash receipts from interest income recognized on commercial real estate loan investments, which are excluded for FAD. Furthermore, FAD is adjusted for stockholder servicing fees, which are not considered when determining cash flows from operating activities in accordance with U.S. GAAP. We may add additional adjustments from FFO to arrive at FAD as appropriate; for example, repayment of organizational costs to the Adviser will reduce FAD in the periods such payments are made.
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

The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to FFO and FAD for the following periods:

$ in thousands	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Net income (loss) attributable to common stockholders	$6,040	$14,340
Funds from operations (FFO)	$6,040	$14,340
Adjustments:
Organizational costs advanced by Adviser(1)	—	17
Equity based compensation expense	19	56
Unrealized (gain) loss on commercial real estate loan investments, net	273	(930)
Unrealized (gain) loss on secured financing facilities, net	(160)	762
Unrealized (gain) loss on derivative instruments, net	213	213
(Gain) loss on foreign currency transactions, net	(85)	(85)
Operating expenses advanced by Adviser(2)	136	5,699
Non-cash management fee	456	908
Non-cash performance fee	366	1,216
Stockholder servicing fees paid to the Dealer Manager	(225)	(470)
Funds available for distribution (FAD)	$7,033	$21,726
(1)    Represents organizational costs as reported on our condensed consolidated statements of comprehensive income, excluding certain organizational costs not advanced by the Adviser of $8,000 and $10,000 for the three and nine months ended September 30, 2024, respectively.
(2)    Operating expenses advanced by the Adviser consist of:

$ in thousands	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Debt issuance and other financing costs related to borrowings, at fair value	$5,926	$9,616
General and administrative expenses	2,214	5,172
Less: equity based compensation expense	(19)	(56)
Less: operating expenses not advanced by the Adviser	(7,985)	(9,033)
Total operating expenses advanced by the Adviser	$136	$5,699
The components of funds available for distribution for the three and nine months ended September 30, 2024 are:

$ in thousands	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Net interest income	$9,858	$21,992
Commitment fee income, net of related party expense	5,140	8,658
Other income	260	610
Stockholder servicing fees paid to the Dealer Manager	(225)	(470)
Organizational costs not advanced by the Adviser	(8)	(10)
Operating expenses not advanced by the Adviser	(7,985)	(9,033)
Subtotal	7,040	21,747
Dividends to preferred stockholders	(7)	(21)
Funds available for distribution (FAD)	$7,033	$21,726
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

The table below details the net distribution per share for each of our common share classes for the nine months ended September 30, 2024:

Declaration Date	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Class F Shares
January 31, 2024	$0.1600	$0.1419	$0.1600	$0.1600	$0.1600	$—
February 29, 2024	0.1600	0.1419	0.1600	0.1600	0.1600	—
March 31, 2024(1)	0.1600	0.1428	0.1600	0.1600	0.1600	—
March 31, 2024(1)	0.3800	0.3800	0.3800	0.3800	0.3800	—
April 30, 2024	0.1600	0.1426	0.1600	0.1600	0.1600	0.1600
May 31, 2024(2)	0.1600	0.1419	0.1600	0.1600	0.1600	0.1600
May 31, 2024(2)	0.3000	0.3000	0.3000	0.3000	0.3000	0.3000
June 30, 2024	0.1583	0.1426	0.1600	0.1600	0.1600	0.1600
July 31, 2024	0.1583	0.1420	0.1600	0.1600	0.1600	0.1600
August 31, 2024	0.1582	0.1419	0.1600	0.1600	0.1600	0.1600
September 30, 2024(3)	0.1598	0.1424	0.1600	0.1600	0.1600	0.1600
September 30, 2024(3)	0.1500	0.1500	0.1500	0.1500	0.1500	0.1500
Total	$2.2646	$2.1100	$2.2700	$2.2700	$2.2700	$1.4100
(1)    On March 31, 2024, we declared a monthly distribution of $0.1600 per share and a special distribution of $0.3800 per share for each share class.
(2)    On May 31, 2024, we declared a monthly distribution of $0.1600 per share and a special distribution of $0.3000 per share for each share class.
(3)    On September 30, 2024, we declared a monthly distribution of $0.1600 per share and a special distribution of $0.1500 per share for each share class.
The following table summarizes our distributions declared during the three and nine months ended September 30, 2024.

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
$ in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$2,473	26%	$11,730	51%
Reinvested in shares	6,928	74%	11,231	49%
Total distributions	$9,401	100%	$22,961	100%
Sources of Distributions
Cash flows from operating activities(1)	$9,401	100%	$22,961	100%
Offering proceeds	—	—	—	—
Financing proceeds	—	—	—	—
Total sources of distribution	$9,401	100%	$22,961	100%

Net cash provided by operating activities	$17,185		$35,711
(1) As of September 30, 2024, our inception to date cash flows from operating activities funded 100% of our distributions.

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
A decline in benchmark interest rates can be expected to lead to lower interest income earned from any variable rate commercial real estate loan we hold and increases in the value of any fixed rate commercial real estate loan we may hold. To mitigate the impact of reduced earnings as a result of declining benchmark interest rates, we expect to structure benchmark interest rate floors into each loan where the borrower will be required to pay minimum debt service payments should benchmark interest rates fall below a predetermined rate. Additionally, reduced benchmark interest rates also cause our overall cost of borrowings to decrease. Because our borrowings do not feature interest rate floors, but our variable rate commercial real estate loan feature minimum debt service payments due to us, declining benchmark interest rates below the structured floors may result in an increase to the net interest income received and in the amount of performance fees payable to the Adviser.
As of September 30, 2024, we had $2.0 billion of outstanding principal on our floating rate commercial real estate loans, $1,604.8 million outstanding on our floating rate financing facilities and no balance outstanding on our Company-level credit facilities.
The net interest income sensitivity analysis table presented below shows the estimated impact over a twelve-month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of September 30, 2024. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience.

$ in thousands	At September 30, 2024
Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$3,718	8.41%
-1.00%	$5,818	13.17%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table (e.g., excluding the settlement of currency forward contracts) and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates at September 30, 2024. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investments, which can result in material changes to our interest rate risk in the portfolio.
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
While our investment objectives include avoiding excess sponsor/borrower concentration, we expect to experience some level of sponsor/borrower concentration prior to the time that we have raised substantial offering proceeds and acquired a broad portfolio of Credit Assets. As of September 30, 2024, we have invested in 35 commercial real estate loans with a fair value of $2.0 billion. Our portfolio includes the following loans that are cross collateralized and cross defaulted under master credit agreements with a single borrower.

Counterparty	Loan Count	Fair Value	% of Loan Portfolio
Borrower A(1)	3	239,845	12%
Borrower B	3	304,486	15%
(1) The Company has committed to fund an additional $27.4 million under the master credit agreement for leasing costs, interest reserves and capital expenditures. The loans that the Company has made under the master credit agreement are guaranteed by an affiliate of the borrower that, in turn, indirectly owns the borrower.
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
The investment portfolio value sensitivity analysis table presented below shows the estimated impact of a change in market benchmark spreads, up and down 100 basis points, on the fair value of our benchmark spread-sensitive investments and borrowings as of September 30, 2024, assuming a static portfolio and constant financing. When evaluating the impact of changes in benchmark spreads, prepayment assumptions and principal reinvestment rates are adjusted based on our Adviser’s expectations. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience.

$ in thousands	At September 30, 2024
Change in Market Spreads	Projected Increase (Decrease) in Net Portfolio Value	Percentage Change in Projected Net Portfolio Value
+1.00%	$(7,993)	(1.82)%
-1.00%	$2,191	0.50%
Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing spread sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. Furthermore, while the analysis reflects the estimated impact of spread increases and decreases on a static portfolio, we actively manage the size and composition of our investments, which can result in material changes to our benchmark spread risk in the portfolio.
The information set forth in the spread sensitivity tables above and all related disclosures constitutes forward-looking statements within the meaning of Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing spread sensitivity table.
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
Currency Risk
Our commercial real estate loan investments that are denominated in a foreign currency are subject to risks related to fluctuations in foreign currency exchange rates. We generally mitigate this exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. We typically enter into a series of foreign currency forward contracts to fix the U.S. dollar amount of foreign currency denominated cash flows (primarily interest income and principal payments) we expect to receive from our foreign currency denominated investments. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency exchange rates.
While such transactions are entered into in an effort to minimize our exposure to changes in foreign currency exchange rates, there can be no assurance that our hedges will eliminate all of our currency risk. If actual prepayments of our foreign currency-denominated loans are faster or slower than expected, the hedge instruments are unlikely to fully protect us from changes in the valuation of such foreign currency. Further, there is counterparty risk associated with the future creditworthiness of our foreign currency hedge counterparties. When determining the fair value of our currency forward contracts, we consider the effect of nonperformance risk as a part of the valuation process and include a credit risk adjustment where appropriate. Additionally, we may be required under certain circumstances to collateralize our currency hedges for the benefit of a hedge counterparty, which could adversely affect our liquidity.
Despite being economic hedges, we have elected not to treat our foreign currency forwards as hedges for accounting purposes and, therefore, the changes in the value of such instruments, including actual and accrued payments, are included in our consolidated statements of comprehensive income.

The following table represents our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	September 30, 2024
	Euro	GBP
Foreign currency assets	€173,409	£83,096
Foreign currency liabilities	(138,724)	(66,467)
Foreign currency contracts - notional, net	(39,474)	(19,417)
Net exposure to exchange rate fluctuations	€(4,789)	£(2,788)
Net exposure to exchange rate fluctuations in USD(1)	$(5,345)	$(3,733)
(1) Represents the U.S. dollar equivalent based on the Euro closing rate of 1.1161 and GBP closing rate of 1.3388 as of September 30, 2024.
For further information regarding our foreign currency forward contracts, see Note 7 - “Derivatives and Hedging Activities” of our condensed consolidated financial statements in Part I. Item 1 of this Report.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, we were not involved in any such legal proceedings.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
On July 16, 2024, we issued 12,456 Class S-1 shares at a price per share of $25.0306 for a total value of $312,000, 5,903 Class I shares at a price per share of $25.0046 for a total value of $148,000, 263 Class E shares at a price per share of $25.1735 for a total value of $7,000, and 30,040 Class F shares at a price per share of $25.2855 for a total value of $760,000 under our distribution reinvestment plan.
On August 15, 2024, we issued 13,519 Class S-1 shares at a price per share of $25.0681 for a total value of $339,000, 6,304 Class I shares at a price per share of $25.0478 for a total value of $158,000, 327 Class E shares at a price per share of $25.2294 for a total value of $8,000, and 32,670 Class F shares at a price per share of $25.3329 for a total value of $828,000 under our distribution reinvestment plan.
On September 13, 2024, we issued 14,931 Class S-1 shares at a price per share of $25.1096 for a total value of $375,000, 7,419 Class I shares at a price per share of $25.0888 for a total value of $185,000, 328 Class E shares at a price per share of $25.2899 for a total value of $8,000, and 50,182 Class F shares at a price per share of $25.4075 for a total value of $1.3 million under our distribution reinvestment plan.
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

During the three months ended September 30, 2024, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (3)
July 2024	—	$—	—	—
August 2024	10,644	$23.92	10,644	—
September 2024	—	$—	—	—
	10,644	$23.92	10,644	—
(1)Shares repurchased within one year of the date of issuance generally will be repurchased at 95% of the current transaction price, subject to certain limited exception.
(2)Publicly announced plans or programs include share repurchases under our share repurchase plan, if any.
(3)All repurchase requests under our share repurchase plan were satisfied.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
On November 11, 2024, the Company entered into an Amended and Restated Dealer Manager Agreement (the “A&R DMA”) by and among the Company, the Adviser and Invesco Distributors, Inc. (the “Dealer Manager”) in order to permit the Dealer Manager, if previously approved by the Company’s board of directors in accordance with the Company’s Charter, to enter into an agreement with a participating distribution agent that provides that the Company will cease paying stockholder servicing fees, and Class S Shares or Class D Shares will automatically convert to a number of Class I Shares with an equivalent NAV, once total upfront selling commissions and stockholder servicing fees paid with respect to such Class S Shares or Class D Shares equal an amount of gross proceeds from the sale of such Shares (including the gross proceeds of any Shares issued under the distribution reinvestment plan) in an amount other than 8.75%. The A&R DMA aligns its provisions with the Company’s Charter that permits a deviation from 8.75%, in an amount not exceeding 10%, if approved by the Company’s board of directors and disclosed by the Company.
The summary of the A&R DMA set forth above does not purport to be a complete summary and is qualified in its entirety by reference to the A&R DMA, a copy of which is filed herewith and incorporated by reference herein.
In connection with its approval of the A&R DMA, the Company’s board of directors approved for one participating broker-dealer that the Company will cease paying the stockholder servicing fees, and Class S Shares held in a stockholder’s account will automatically convert to a number of Class I Shares with an equivalent NAV, once total upfront selling commissions and stockholder servicing fees paid with respect to the Class S Shares held by such stockholder within such account equal 6% of the gross proceeds from the sale of such Shares (including the gross proceeds of any Class S Shares issued under the distribution reinvestment plan).
ITEM 6.    EXHIBITS

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed with the SEC on June 29, 2023.

3.2	Articles of Amendment of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10/A, filed with the SEC on August 25, 2023.

3.3	Articles of Amendment of the Company, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on August 21, 2024.
3.4*	Certificate of Correction to the Articles of Amendment and Restatement of the Company

3.5
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

3.7
Articles Supplementary filed with the State Department of Assessments and Taxation of Maryland effective on October 16, 2023, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on October 19, 2023.

3.8
Articles Supplementary Classifying and Designating a Class of Common Stock as Class F Common Stock and Fixing Distribution and Other Preferences and Rights of Such Class, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on December 11, 2023.

3.9
Articles Supplementary Classifying and Designating a Class of Common Stock as Class D-1 Common Stock and Fixing Distribution and Other Preferences and Rights of Such Class, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K, filed with the SEC on August 21, 2024.

3.10	Bylaws of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10, filed with the SEC on June 29, 2023.

4.1
Second Amended and Restated Distribution Reinvestment Plan, effective August 20, 2024, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on August 21, 2024.

10.1
Amended and Restated Advisory Agreement by and among the Company, Invesco Commercial Real Estate Finance Investments, LP and Invesco Advisers, Inc., dated August 20, 2024, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on August 21, 2024.

10.2
First Amendment to Revolving Credit Facility, dated August 16, 2024, by and among INCREF Borrower, LLC, Invesco Advisers, Inc., and Goldman Sachs Bank USA, as Administrative Agent and as a Lender, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on August 21, 2024.

10.3
Amendment No. 3, dated August 16, 2024, to the Subscription Agreement, dated March 23, 2023 between the Company and Invesco Realty, Inc., incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed with the SEC on August 21, 2024.

10.4*	Amended and Restated Dealer Manager Agreement, dated November 11, 2024, by and among the Company, Invesco Advisers, Inc. and Invesco Distributors, Inc.

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments; and (iv) Condensed Consolidated Statements of Cash Flows

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

INVESCO COMMERCIAL REAL ESTATE FINANCE TRUST, INC.
November 13, 2024	By:	/s/ Hubert J. Crouch
Hubert J. Crouch
Chief Executive Officer
(Principal Executive Officer)

November 13, 2024	By:	/s/ Courtney Popelka
Courtney Popelka
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)