Form 10-K
period 2024-12-31
Invesco Commercial Real Estate Finance Trust, Inc.
filed 2025-03-24
CIK 1976927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
    (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Class S common stock, $0.01 per share; Class D common stock, $0.01 per share; Class D-1 common stock, $0.01 per share; Class I common stock, $0.01 per share; Class E common stock, $0.01 per share; Class S-1 common stock, $0.01 per share; and Class F common stock, $0.01 per share
________________________________________________
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: There is currently no established public market for the Registrant’s shares of common stock.

As of March 21, 2025, there were 28,999,870 outstanding shares of common stock of Invesco Commercial Real Estate Finance Trust, Inc. comprised of 1,505,938 Class S common stock, 10,563,745 Class S-1 common stock, 1,507,347 Class D common stock, 5,288,008 Class I common stock, 1,755,204 Class E common stock, and 8,379,629 Class F common stock.

Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference certain information (solely to the extent explicitly indicated) from the registrant’s proxy statement for the 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Invesco Commercial Real Estate Finance Trust, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; RISK FACTORS SUMMARY
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements include about information possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “project,” “forecast” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements, although not all forward-looking statements may contain such words. These statements include our strategies, plans and objectives for future operations, including those relating to future growth, capital raising and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive, industry and market conditions, regulatory developments, future business decisions, and other aspects of our business or general economic conditions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable based on the information available to management at the time such statements are made, any of the assumptions could be inaccurate and, therefore, you should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.

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
Risks Related to Our Organizational Structure
•We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives
•There is no public trading market for shares of our common stock
•The amount and source of distributions we may make to our stockholders is uncertain
•Your ability to have your shares repurchased through our share repurchase plan is limited
•The Adviser manages our portfolio pursuant to broad investment guidelines and generally is not required to seek the approval of the Board for each Credit Asset or other investment, financial, or other asset allocation decision it makes
•We face risks in the deployment of our capital
•Certain provisions of Maryland law and in our organizational documents could inhibit changes in control
•Failures of or damage to, cyber attacks on or unauthorized access to, the information technology systems or facilities we use, could result in significant limits on our ability to conduct our operations and activities, costs and reputational damage.
•Ownership of our voting stock may be concentrated in a relatively small number of stockholders
•We may change our investment and operational policies without stockholder consent
•Our NAV per share may change materially if the values of our investments materially change
•Purchases and repurchases of our common stock are not made based on the current NAV per share as of the date of purchase or repurchase
Risks Related to Investments in Real Estate Credit Assets
•We will originate or purchase credit assets such as loans, which involve risks
•Real estate related investments such as our generally have a high degree of risk
•Our success depends on the availability of, and the degree of competition for, attractive financing opportunities, as well ad general market and economic conditions
•We face risks related to the origination or acquisition of whole loans, and securitization of loans, including the risk of default or insolvency of the Borrower or those specific to B-Notes and A/B structures

•We may have limited information, or may not identify all relevant facts, in our due diligence of potential borrowers and investments
•We face legal, default and creditor risks with respect to our portfolio
•We face risks associated with the nature of mezzanine investments, which has significant leverage ranking ahead of our investments, as we will be restricted in the exercise of our rights in respect of our mezzanine investments by the terms of subordination agreements
•Our investments in Credit Assets may be risky and illiquid due to the absence of an established market for the portfolio of Credit Assets
•Our investments may be non-recourse and include limited options for financial recovery in the event of a default, and there could be a deficiency between the value of the collateral pledged and the amount due
•Prepayment rates and difficulty in redeploying capital may cause our financial performance to suffer
•Investing in foreign assets can expose us to numerous risks, including currency and exchange rate risks
Risks Related to Investments in Real Estate-Related Debt Securities
•There are specific risks associated with different real-estate debt securities in which we may invest, including investment grade corporate bank debt, high yield securities, mortgage-backed securities, structured products, collateralized debt obligations and subordinated debt.
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
•We may not be able to obtain our target leverage on attractive terms, which could materially impact our performance
•We may incur significant leverage, and we have no limitation on the amount of short-term corporate debt we may incur. Significant leverage can magnify losses and we may not be able to generate sufficient cash flow to meet our debt service obligations or margin calls, which could trigger acceleration and cross-default on our debt
•If we draw on a line of credit to fund repurchases or for any other reason, our financial Leverage Ratio could increase beyond our target
•We may use repurchase agreements to finance our Credit Assets, which may expose us to risks that could result in losses and harm our liquidity
•Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur
•If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions to our stockholders or cause untimely asset sales to raise cash for balloon payments
Risks Related to our Relationship with the Adviser and its Affiliates
•We depend on the Adviser and its key personnel
•We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in the Adviser’s financial condition or our relationship with the Adviser could have a material adverse effect on our business and ability to achieve our investment objectives
•The agreements entered into with the Adviser and other affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party
Risk Related to Conflicts of Interest
•There is a risk in the conflict of interest in the calculation of the Management Fee and Performance Fee by the Adviser in connection with its determination of NAV
•Certain principals and employees may be involved in and have a greater financial interest in the performance of Other Invesco Accounts, and such activities may create conflicts of interest
•Invesco, the Adviser and their affiliates engage in a broad range of activities and such activities may conflict with our interests
•Invesco’s policies and procedures may prevent it from pursuing certain investment opportunities that would be attractive to us
•Investments in Affiliated Funds could result in additional fees to the Adviser

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

We own substantially all of our assets through Invesco Commercial Real Estate Finance Investments, L.P. (the “Operating Partnership”) and have one operating segment. We are externally managed by Invesco Advisers, Inc. (the “Adviser”), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), an independent global investment management firm. Our Adviser utilizes the personnel and global resources of Invesco Real Estate, the real estate investment center of Invesco, to provide investment management services to us.
We elected and intend to continue to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2023. To maintain our REIT qualification, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits our exclusion from the definition of an “Investment Company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
We are engaging in a continuous, unlimited private placement offering of our common stock to “accredited investors” (as defined by Rule 501 promulgated pursuant to the Securities Act) (the “Continuous Offering”) under exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. The Class S, Class S-1, Class D, Class D-1, Class I and Class E shares sold in our Continuous Offering have different upfront selling commissions, ongoing stockholder servicing fees, management fees and performance fees. We intend to continue selling shares of our common stock on a monthly basis through our continuous, unlimited private offering.
In December 2023, we entered into a subscription agreement (the “Class F Subscription Agreement”) with an institutional investor to purchase up to $200 million of Class F shares. As of September 30, 2024, we had called all of the institutional investor’s capital commitment.
Our Adviser
We are externally managed by our Adviser, and under the amended and restated advisory agreement between us and the Adviser (the “Advisory Agreement”), our Adviser provides us with the day-to-day management of our business and has the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations. Each of our officers is an employee of our Adviser or one of its affiliates.
Our Adviser is an indirect, wholly owned subsidiary of Invesco, an independent investment management firm with a comprehensive range of active, passive and alternative investment capabilities constructed over many years to help clients achieve their investment objectives. Invesco has a significant presence in the retail and institutional markets within the investment management industry in the Americas, EMEA (Europe, Middle East and Africa) and Asia-Pacific, serving clients in more than 120 countries. As of December 31, 2024, Invesco managed approximately $1.8 trillion in assets for investors around the world.
Our board of directors has ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Our Adviser is at all times subject to the supervision and oversight of our Board and has only such functions and authority as we delegate to it. Under the Advisory Agreement, our Adviser is entitled to receive a base management fee, performance fee and expense reimbursements.

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
Investment Strategy
Our investment strategy is to originate, acquire, and manage a diversified portfolio of loans and debt-like preferred equity interests secured by, or unsecured but related to, commercial real estate (“Credit Assets”). To a lesser extent, we may purchase non-distressed public or private debt securities and invest in private operating companies in the business of or related to commercial real estate credit through debt or equity investment. In the ordinary course of business, we may hedge interest rate and foreign currency exposure with derivative financial instruments.
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
We primarily originate, acquire, and manage Credit Assets that are secured or backed by real estate located in North America. We may selectively diversify our portfolio on a global basis through Credit Assets secured or backed by properties located within specific countries in Europe (European Union, Norway, United Kingdom, and Switzerland) and the Asia-Pacific region (Australia, New Zealand, Japan, South Korea, Hong Kong, and Singapore) up to 30% of our assets, calculated at the time the transaction closes.
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
•CRE OpCos - On a selective basis, we may invest in operating companies in the business of or related to commercial real estate credit through debt or equity investment (“CRE OpCos”).
Financing Strategy
We use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. As a part of our portfolio-level financing arrangements, we may use both direct and structural leverage. Our use of direct leverage may include the utilization of repurchase facilities, term loan financing, asset specific financing, and securitizations such as collateralized loan obligations. In addition, we may use structural leverage through co-origination or A-note sales, which eliminates our exposure or liability associated with the Senior Tranche of the loan. The use of structural leverage allows for matched-term and generally non-recourse financing of the portfolio, without cross-collateralization. Our portfolio-level financing arrangements currently include secured financing facilities from multiple financial institutions.
Our target Leverage Ratio is 50% to 65% of the aggregate value of the underlying collateral of our senior Credit Assets. We calculate our “Leverage Ratio” by dividing (x) the sum of our outstanding liabilities under our direct leverage portfolio-level financing facilities, by (y) the aggregate value of the underlying collateral securing the loans in our portfolio that are not subordinated loans at the time that such leverage in incurred. Further, the refinancing of any amount of existing indebtedness will not be deemed to constitute incurrence of new indebtedness for purposes of the Leverage Ratio calculation so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associates with such refinancing).
We also may use Company-level credit facilities or other financing arrangements that are not secured by Credit Assets or other investments as short-term cash management tools to pay fees and expenses and bridge portfolio-level financing arrangements. Company-level credit facilities are not included in our Leverage Ratio calculations because they are intended to be used as short-term cash management tools; provided, however, that any amounts outstanding under a Company-level credit facility for more than twelve (12) months will be included in the Leverage Ratio calculation. We currently have a revolving line of credit from a financial institution. We may decide to seek to obtain additional lines of credit under which we would reserve borrowing capacity.

The Adviser will not, without the approval of the Board, cause the Company to incur new direct portfolio-level financing if such incurrence would result in the Leverage Ratio exceeding 65%. There is no limit on the amount of leverage we may borrow with respect to any individual Credit Asset or portfolio of loans. There is also no limit on the short-term indebtedness we may incur under Company-level credit facilities.
Governmental Regulations
We intend to continue to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act.
In the course of our business, we are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, include among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations; (iii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances, and regulations; and (v) various laws relating to housing, among others.
In our judgment, compliance with the regulations described herein has not had a material adverse effect on our business, assets, results of operations, or financial condition. While we expect that additional new regulations will be adopted and existing ones may change in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, assets, results of operations, financial condition, or prospects.
Our Taxation as a REIT

We qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2023. To maintain our REIT qualification, we must meet a number of organizational and operational requirements, including that we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income (determined without regard to our net capital gain and dividends-paid deduction) to stockholders and maintain our qualification as a REIT.
Competition
We face competition from various entities for investment opportunities, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and other lenders. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours, will seek investment opportunities under our Adviser’s and Invesco’s prevailing policies and procedures.
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
Human Capital
We do not have any employees. We are externally managed by the Adviser under the Advisory Agreement, and our Adviser is responsible for providing us with our management team. Our executive officers may also serve as officers of the Adviser, and are employed by the Adviser or one of its affiliates. Our Adviser and its affiliates are not obligated to dedicate any of their employees exclusively to us, and our Adviser, its affiliates and their employees are not obligated to dedicate any specific portion of time to our business. See Item 13 — “Certain Relationships and Related Transactions, and Director Independence” Our Adviser's long-term success depends on its ability to retain, develop, engage and attract top talent. Our Adviser invests significantly in talent development, health and welfare programs, technology and other resources that support its employees in developing their full potential both personally and professionally. Invesco believes that an employee community that is diverse and inclusive, engaged in community involvement and invested in employee well-being will drive positive outcomes for its clients and shareholders.

Conflicts of Interest
We are subject to conflicts of interest arising out of our relationship with Invesco and the Adviser.
Available Information
We file current and periodic reports, proxy statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and other information at www.sec.gov. We make available free of charge on our corporate website, www.invesco.com/INCREF, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished under Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also routinely post on our website important information about the Company, including press releases and other information. We are providing the address to our website solely for the information of investors. The information on our website is not intended to form a part of or be incorporated by reference into this Annual Report on Form 10-K (this “Report”).

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

Risks Related to Our Organizational Structure
We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
We have a limited operating history upon which to base an evaluation of our business and prospects. Operating results for future periods are subject to numerous uncertainties, and there can be no assurance that we will achieve or sustain profitability on an annual or quarterly basis. Our prospects must be considered in light of the risks encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. As a newly formed entity with a limited operating history, we may not be able to achieve our investment objectives. As of December 31, 2024, we have invested $2.4 billion in 46 commercial real estate loans with third parties. We cannot assure stockholders that the past experiences of the Adviser and its affiliates will be sufficient to allow us to successfully achieve our investment objectives.
There is no public trading market for shares of our common stock and therefore your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.
There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for you to dispose of your shares and such repurchases are limited by our share repurchase plan. We will repurchase shares of each class at a price equal to the transaction price of the shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share for each class) and not based on the price at which you initially purchased your shares. Subject to limited exceptions, shares repurchased within one year of the date of issuance will be repurchased at 95% of the applicable transaction price. As a result, you may receive less than the price you paid for your shares if you sell them to us under our share repurchase plan.
Your ability to have your shares repurchased through our share repurchase plan is limited, and if you do sell your shares to us, you may receive less than the price you paid.
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
The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.
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
We may pay distributions from sources other than our cash flow from operations, including, without limitation, loan repayments, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.
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
The Adviser manages our portfolio pursuant to broad investment guidelines and generally is not required to seek the approval of the Board for each Credit Asset or other investment, financing or asset allocation decision it makes, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition.
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

We face risks associated with the deployment of our capital.
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
Events that may cause our stockholders to request that we repurchase their common stock may materially adversely affect our cash flow and our results of operations and financial condition.
Events affecting the U.S. or global economy, such as the general negative performance of the real estate sector or credit markets, inflation, higher interest rates, actual or perceived instability in the U.S. banking system, war, disruptions in the labor market (including labor shortages and unemployment), market volatility, geopolitical instability, terrorism, natural and environmental disasters, and pandemics, could cause our stockholders to seek repurchase of their shares pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth and diversification of our portfolio, could be materially adversely affected.
If we are unable to raise substantial additional funds, we will be limited in the number and type of investments we make which will result in lower levels of diversification of our portfolio.
The amount of proceeds we raise in our Continuous Offering may be substantially less than the amount we need to create a diversified portfolio of Credit Assets. If we are unable to raise substantial additional funds, we will originate or purchase fewer investments resulting in less diversification in terms of the type, number, geography and size of Credit Assets in our portfolio. In that case, the likelihood that any single asset’s performance would adversely affect the overall performance of our portfolio increases. Furthermore, we may make investments involving contemplated sales or refinancings that do not actually occur as expected, which could lead to increased risk as a result of us having an unintended long-term investment and reduced diversification.
Certain provisions of Maryland law could inhibit changes in control.
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
Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.
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
Our authorized but unissued shares of capital stock may prevent a change in our control.
Our charter authorizes us to issue additional authorized but unissued shares of common stock or preferred stock. In addition, our Board may, without stockholder approval, amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common stock or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our Board may establish a class or series of shares of common stock or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of our common stock or otherwise be in the best interests of our stockholders. We have authorized 236 shares and issued 228 shares of preferred stock designated as 12.5% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”). In the event of our voluntary or involuntary liquidation, dissolution or winding up, the holders of shares of Series A Preferred Stock are entitled to a liquidation preference allowing them to receive an amount per share of Series A Preferred Stock equal to the $1,000 initial purchase price plus any accrued and unpaid distributions on such share plus, until December 31, 2024, a redemption premium of $50 before any distribution of our assets may be made to the holders of shares of our common stock.
Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers.
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
The issuance of additional shares by us will dilute a stockholder’s interest.
Our current stockholders do not have preemptive rights to any shares of stock that we issue in the future. The Board may elect, without stockholder approval, to: (1) issue additional shares of our common stock in our current offering or future private or public offerings; (2) issue shares of our common stock upon the exercise of the options we may grant to our independent directors or future employees; (3) issue shares of our common stock to the Adviser, or its successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us; (4) issue shares of our common stock to sellers of properties we acquire, or (5) issue equity incentive compensation to the senior executive officers of service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. The sale of additional securities will dilute a stockholder’s interest in us on a percentage basis and may impact the value of a stockholder’s investment especially if we sell these securities at prices less than the price paid for shares of stock by such stockholder.
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
We depend on the Adviser to develop appropriate systems and procedures to control operational risk.
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
In recent years, several financial services firms suffered cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of confidential data, litigation and regulatory enforcement actions and reputational harm. Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level. Our Adviser’s status as a global financial institution and the nature of its client base may enhance the risk that it is targeted by such cyber threats, which could impact us. Although our Adviser takes protective measures, including measures to effectively secure information through system security technology, has many controls, processes, digital backup and recovery processes in place, and seeks to continually monitor and develop its systems to protect its and our technology infrastructure and data from misappropriation or corruption, our Adviser’s technology systems may still be vulnerable to unauthorized access as a result of an external attack, actions by its employees or vendors with access to its systems, computer malware or other events that have a security impact and that result in the disclosure or release of confidential information inadvertently or through malfeasance, or result in the loss (temporarily or permanently) of data, applications or systems. The third parties with which we or our Adviser do business or which facilitate our business activities, including financial intermediaries and technology infrastructure, data storage and service providers, are also susceptible to the foregoing risks (including those related to the third parties with which they are similarly interconnected or on which they otherwise rely), and our or their business operations and activities may therefore be adversely affected, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology or infrastructure institutions or intermediaries with whom we or they are interconnected or conduct business. We do not control the cyber security plans and systems put in place by our Adviser and third-party service providers, and such service providers may have limited indemnification obligations to us or our Adviser in the event a cyber incident causes us to incur loss or damages.
A breach of our Adviser's technology systems could damage our reputation and could result in the unauthorized disclosure or modification or loss of sensitive or confidential information (including client data); unauthorized disclosure, modification or loss of proprietary information relating to our business; inability to process client or company transactions and processes; breach and termination of client contracts; liability for stolen assets, information or identity; remediation costs to repair damage caused by the breach, including damage to systems and recovery of lost data; additional security costs to mitigate against future incidents; regulatory actions (including fines and penalties, which could be material) and litigation costs resulting from the incident. These consequences could have a material adverse effect on our business and results of operations. In addition, any insurance we maintain against the risk of this type of loss may not be sufficient to cover all actual losses or may not apply to circumstances relating to any particular breach or other cyber incident.
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
The recent advancements in and increased use of AI present risks and challenges that may adversely impact our business.

Our Adviser or its or our third-party vendors, clients or counterparties have developed, and may continue to develop or incorporate AI technology in certain business processes, services or products. The development and use of AI presents a number of risks and challenges. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, in the U.S. and internationally, and includes regulation targeted specifically at AI technology, as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our Adviser’s implementation of AI technology, increase its or our compliance costs and the risk of non-compliance, and restrict or impede its ability to develop, adopt and deploy AI technologies efficiently and effectively. AI models, particularly generative AI models, may produce output or take action that is incorrect or outdated, that result in the release of personal, confidential or proprietary information, that reflect biases included in the data on which they are trained or introduced during the training or fine tuning process, that infringe on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI technology, understanding and monitoring the capabilities of the AI technology developed by third parties, and, to that extent, are dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we or our Adviser may have limited visibility. Any of these risks could expose our Adviser or us to liability or adverse legal or regulatory consequences and harm its or our reputation and the public perception of its or our business or the effectiveness of our security measures. In addition to our Adviser’s use of AI technologies, it and we are exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyberattacks. Generative AI, if used to perpetrate fraud or launch cyberattacks, could result in losses, liquidity outflows, or other adverse effects at a particular financial institution or exchange. If our Adviser’s use of AI becomes controversial, it or we may experience brand or reputational harm, competitive harm, or legal liability.
The ownership of our voting stock may be concentrated in a relatively small number of stockholders.
The majority of the outstanding shares of voting stock may be held by a relatively small number of stockholders. For example, as of March 21, 2025, 21.17% of our outstanding shares of common stock are held by Invesco Realty, Inc. Such a concentration of the ownership of reduces the relative ability of any minority stockholders to influence matters submitted to a vote of our stockholders.
We may change our investment and operational policies without stockholder consent.
We may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in this Report. The Board also approved broad investment guidelines with which we must comply, but these guidelines provide the Adviser with broad discretion and can be changed by the Board, without the consent of our stockholders. A change in any of our investment strategies may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially affect our results of operations and financial condition. Under the MGCL and our charter, stockholders have a right to vote only on limited matters. The Board’s broad discretion in setting guidelines and stockholder’s inability to exert control over those guidelines increases the risks and uncertainty faced by stockholders.
Legislative, regulatory or administrative changes could adversely affect us, our stockholders or our borrowers.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us, our stockholders or our borrowers. For example, federal and local regulations, such as those related to rent control, taxes, eviction restrictions, tariffs, and student aid programs, may have a significant impact on the cash flows of the collateral underlying our loans.
Purchases and repurchases of our common stock are not made based on the current NAV per share as of the date of purchase or repurchase.
Generally, our offering price per share and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class of common stock as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions. The NAV per share as of the date on which an investor makes a subscription request or repurchase request may be significantly different than the transaction price paid by or the repurchase price received by such investor. Certain of our investments or liabilities may be subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that you purchase or we repurchase your shares, however the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share. In addition, we may in our sole discretion, but are not obligated to, offer and repurchase shares based on a transaction price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed offering price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. In such cases, the offering price and repurchase price will not equal our NAV per share as of any time.

Valuations of our investments may reflect estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of your investment.
For the purposes of calculating our monthly NAV, newly originated or acquired loan investments will initially be valued at par in the month that they are closed, which is expected to represent fair value at that time. For each month after the initial month in which a loan investment is closed, our independent valuation advisor will value each such loan at fair market value. In the event we pursue ownership interest in the underlying collateral on a defaulted loan, then the asset will become real estate owned (“REO”) and such REO properties will initially be valued at fair value less closing costs, at the time of acquisition. Thereafter, the REO properties will be valued by our independent valuation advisor periodically, as needed. Our publicly traded real-estate related assets that are not restricted as to salability or transferability will generally be valued by the Adviser monthly on the basis of publicly available market quotations or at fair value determined in accordance with U.S. GAAP. Our investments in privately placed debt instruments and securities of real estate-related operating businesses (other than joint ventures), such as real estate development or management companies, will initially be valued by the Adviser at the acquisition price and thereafter will be revalued monthly at fair value. We will also report our derivative assets and liabilities at fair value based on price quotes from at least one independent pricing service. Our liquid non-real estate-related assets, including credit rated government debt securities, corporate debt securities, cash and cash equivalents, will be valued monthly by the Adviser based on market quotations or at fair value determined in accordance with U.S. GAAP.
Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and real estate-related securities are only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our common stock, the price we paid to repurchase shares or NAV-based fees we paid to the Adviser and Invesco Distributors, Inc. (the “Dealer Manager”), to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price investors will pay for shares in our current and future offerings and the price at which the shares may be repurchased by us pursuant to our share repurchase plan will generally be based on our prior month’s NAV per share, investors may pay more than realizable value or receive less than realizable value for their investments.
Our NAV per share may change materially if the values of our investments materially change, if the actual operating results for a particular month differ from what we originally estimated for that month or if there are fluctuations in interest rates.
Our investments are valued on a monthly basis in accordance with our valuation guidelines. NAV per share for each class of our common stock will be calculated monthly. As such, when these new valuations are reflected in our NAV calculation, there may be a sudden change in our NAV per share for each class of common stock. These changes in an investment’s value may be as a result of investment-specific events or as a result of more general changes to real estate values resulting from local, national or global economic changes. In addition, actual operating results for a given month may differ from what we originally estimated for that month, which may cause a sudden increase or decrease in the NAV per share amount. We accrue estimated income and expenses. As soon as practicable after the end of each month, we adjust the income and expenses we estimated for that month to reflect the income and expenses actually earned and incurred, which may cause material changes to the estimated values.
The NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable.
From time to time, we may experience events with respect to our investments that may have a material impact on our NAV. For example, it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our investments or to obtain quickly complete information regarding such events. The NAV per share for each class of our common stock may not reflect such extraordinary events to the extent that their financial impact is not immediately quantifiable. As a result, the NAV per share for each class of our common stock, as determined monthly, after the announcement of a material event may differ significantly from our actual NAV per share for each class of our common stock until such time as the financial impact is quantified. The resulting potential disparity in our NAV may inure to the benefit of stockholders whose shares are repurchased or new stockholders, depending on whether our published NAV per share for each class of common stock is overstated or understated.

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
The method for calculating our NAV, including the components used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculations. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
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
Stockholders have no right to participate in management of the Company.
Stockholders are precluded from active participation in making investment decisions with respect to the Company, and will have no right or power to take part in our management or control of the Company, and therefore must rely solely on the Board and the Adviser to conduct our affairs. Accordingly, no person should purchase our shares unless such person is willing to entrust all aspects of the management of the Company to the Board and the Adviser.
Risks Related to Investments in Real Estate Credit Assets
We will originate or purchase Credit Assets, such as loans, which involve risks.
We will originate or purchase Credit Assets such as loans secured by real property or pledges of the borrowers’ interests in a limited liability company or partnership that holds improved or unimproved real estate.
If interest rates or financial markets change, or there is an adverse development with respect to such a property, we may be unable to obtain repayment of the loan against the property or to dispose of our interest at a price sufficient to recover our investment. If there is a default under a mortgage loan held by us, we will bear the risk of loss of principal to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan. There can be no assurance that we will be able to liquidate a defaulted mortgage loan successfully or in a timely fashion. In addition to the risks of borrower default (including loss of principal and nonpayment of interest) and the risks associated with real property investments, we will be subject to a variety of risks in connection with such debt investments, including the risks of lack of control, mismanagement or decline in value of collateral, contested foreclosures, bankruptcy of the debtor, claims for lender liability, violations of usury laws and the imposition of common law or statutory restrictions on our exercise of contractual remedies for defaults of such Credit Assets.
Real estate-related investments, such as Credit Assets, generally have a high degree of risk.
Our portfolio of Credit Assets is subject to the risks generally incidental to ownership and operation of income-producing real estate. Real estate values are affected by a number of factors, including: (i) the illiquidity of real estate assets; (ii) the possibility that cash generated from operations will not be sufficient to meet fixed obligations; (iii) changes in economic conditions affecting real estate ownership directly or the demand for real estate; (iv) changes in the general economic climate or in national or international economic climate; (v) the need for unanticipated expenditures in connection with environmental matters; (vi) changes in tax rates and other operating expenses; (vii) adverse changes in laws, governmental rules (including those governing usage, improvements, zoning, tariffs and taxes) and fiscal policies; (viii) acts of God, including earthquakes and fire (which may result in uninsured losses); (ix) environmental and waste hazards; (x) energy and supply shortages; (xi) uninsured losses or delays from casualties or condemnation; (xii) risks from operating problems arising out of the presence of certain construction materials; (xiii) structural or property level latent defects; (xiv) local conditions (such as an oversupply of space or a reduction in demand for space); (xv) the quality and philosophy of management; (xvi) competition based on rental rates; (xvii) attractiveness and location of the properties and changes in the relative popularity of commercial properties as an investment; (xviii) financial condition of tenants, buyers and sellers of properties; (xix) quality of maintenance, insurance and management services; (xx) changes in interest rate levels and the availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable; (xxi) societal changes affecting demand for particular sectors of real estate; and (xxii) other factors that are beyond our control.

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
Our success will depend on the availability of, and the degree of competition for, attractive financing opportunities.
Our operating results will be dependent upon the availability of, as well as the Adviser’s ability to identify, originate, acquire, and manage a broad portfolio of loans secured by, or unsecured but related to, commercial real estate. It may take considerable time for the Adviser to identify and consummate appropriate investments. In general, the availability of desirable commercial real estate debt investment opportunities and our investment returns will be affected by the level and volatility of interest rates, spreads, by conditions in the financial markets and general economic conditions. No assurance can be given that we will be successful in identifying, underwriting and then consummating investments which satisfy our rate of return objective or that such investments, once consummated, will perform as intended. We compete for investment opportunities with other investment companies and private investment vehicles, as well as the public debt markets, individuals and financial institutions, including investment banks, commercial banks and insurance companies, business development companies, strategic industry acquirers, hedge funds and other institutional investors, investing directly or through affiliates. Over the past several years, a number of such investment vehicles have been formed (and many such existing entities have grown in size). Additional entities with similar investment objectives could be formed in the future by other unrelated parties. It is possible that competition for appropriate investment opportunities could increase, thus reducing the number of opportunities available to us. Such supply-side competition could adversely affect the terms upon which investments can be made by us. There can be no assurance that the Adviser will be able to locate and complete investments which satisfy our primary investment objective or to realize upon their expected values.
Our success is dependent on general market and economic conditions.
The success of our investment strategy depends on the commercial real estate industry generally, which in turn depends on global and national economic and market conditions and by the local economic conditions where our properties are located. These factors may affect the level and volatility of real estate prices, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments.
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
We face risks related to the origination or acquisition of whole loans, and securitization of loans.
We may originate or invest in whole loan mortgages. Whole loan mortgages generally are not government guaranteed or privately insured. A whole loan mortgage is directly exposed to losses resulting from default and foreclosure. Therefore, the value of the underlying property, the creditworthiness and operating capability of the borrower and the priority of the lien are each of great importance. Whether or not we have participated in the negotiation of the terms of any such mortgages, there can be no assurance as to the adequacy of the protection of our interests, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted that might interfere with enforcement of our rights. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may be less than our adjusted purchase price for the related whole loan mortgage, resulting in a loss to the Company. In such a circumstance, any costs or delays involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property will further reduce the liquidation proceeds and thus, increase the loss to the Company. In addition, we may securitize such whole loan mortgages and sell the resulting A-notes while retaining the B-notes, which involve additional risk as set out immediately below.
B-Notes and A/B structures may pose additional risks that may adversely affect our results of operations and financial condition.
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
We may have limited information about potential borrowers and potential investments that may adversely affect our results of operation and financial condition.
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
In our due diligence review of potential loans, investments and financing opportunities, we may rely on third-party consultants and advisors, and we may not identify all relevant facts that may be necessary or helpful in evaluating potential loans, investments or financing opportunities.
Before originating or acquiring loans (or acquiring or purchasing other Credit Assets), due diligence will typically be conducted in a manner that we deem reasonable and appropriate based on the facts and circumstances applicable to each loan or investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental, regulatory and legal issues. Outside consultants, legal advisors, appraisers, accountants, investment banks and other third parties, including affiliates of the Adviser or Invesco, may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Adviser’s reduced control of the functions that are outsourced. Where affiliates of Invesco are utilized, the Adviser’s Management Fee will not be offset for the fees paid or expenses reimbursed to such affiliates. In addition, if the Adviser is unable to timely engage third-party providers, the ability to evaluate and acquire more complex target investments could be adversely affected. In the due diligence process and making an assessment regarding a potential investment, the Adviser will rely on the resources available to it, including information provided by the target investment and, in some circumstances, third-party investigations. The due diligence investigation carried out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk management procedures described in this Report will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.
We face legal risks when originating or refinancing loans or making investments.
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
We face the risk of default or insolvency of Credit Assets.
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
We face creditor risks with respect to our portfolio.
With respect to our portfolio of Credit Assets and CRE Debt Securities, such investments generally are subject to various creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under the relevant creditors’ rights laws, (ii) so called lender liability claims by the issuer of the obligations and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Differences in creditor laws, including those in the the various foreign countries and jurisdictions in which we lend, may also adversely affect our rights as a lender or holder of preferred equity with respect to other equity holders or creditors, and may involve more difficult or complex processes to liquidate, foreclose, or otherwise recover on collateral underlying our loans.. Additionally, adverse credit events with respect to any underlying company or property, such as missed or delayed payment of interest and/or principal, bankruptcy, receivership or distressed exchange, can significantly diminish the value of our investment in any such Credit Asset, company, or property. In this case, the risk of loss of principal in the investment will be exacerbated. Moreover, the CRE Debt Securities in which we may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The Debt Securities in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Our investments in CRE Debt Securities may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.
We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.
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
Commercial mortgage loans are usually non-recourse to the borrower. Therefore, if a commercial borrower defaults on the commercial mortgage loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invest increase, the performance of our investments related thereto may be adversely affected. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property, the financial circumstances of the borrower, tenant mix and tenant bankruptcies, property management decisions, including with respect to capital improvements, property location and condition, competition from other properties offering the same or similar services, environmental conditions, real estate tax rates, tax credits and other operating expenses, governmental rules, regulations and fiscal policies, tariffs, acts of God, terrorism, pandemics, social unrest and civil disturbances. A continued decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial mortgage loan. The overall level of commercial mortgage loan defaults remains significant and market values of the underlying commercial real estate remain distressed in many cases. It has also become increasingly difficult for lenders to dispose of foreclosed commercial real estate without incurring substantial investment losses, ultimately leading to a decline in the value of such investments.
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
We face varying collateral risks.
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
Prepayment rates may adversely affect the value of our investment portfolio.
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
Difficulty in redeploying the proceeds from repayments of our loans and investments may cause our financial performance and returns to investors to suffer.
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
Our investments may be concentrated and are subject to risk of default.
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
We face risks associated with the ownership of real property.
In rare circumstances we may take a preferred equity position in a property-owning entity, or we may also acquire an equity position if we foreclose on a loan as lender, or agrees to accept equity collateral pursuant to a deed in lieu or other agreed upon transaction with a borrower or otherwise in connection with loan workouts. In other circumstances, we may purchase securities or other instruments from other investment funds and financial institutions. In any of the foregoing cases, our shares will be subordinate to both general and secured creditors of the asset. This subordination could increase our risk of loss. There will be no fixed period for return of our capital. Moreover, holding equity interests involves certain risks not present in real property loans or direct property ownership. For example, there is the possibility that other equity owners may have economic or business interests or goals which are inconsistent with ours. Further, the value of securities or other instruments purchased may fluctuate in value in a manner dependent on many criteria not directly related to the risks associated with real property, including the terms and conditions of the equity, the relative seniority of the equity and the general prospects and conditions of the issuer.
If we acquire a controlling interest in a security it may be exposed to additional risk of loss.
If we are required to foreclose on our security to protect our investment, we may have a controlling interest in such security. The exercise of control over an entity can impose additional risks of liability for environmental damage, failure to supervise management, violation of government regulations (including securities laws), increased regulatory oversight, or other types of liability in which the limited liability characteristic of business ownership may be ignored. For instance, the real properties underlying our loans and investments will be subject to U.S. federal and state, or foreign environmental laws, regulations and administrative rulings which, among other things, establish standards for the treatment, storage and disposal of solid and hazardous waste. Real property owners are subject to U.S. federal and state or foreign environmental laws which impose joint and several liability on past and present owners and users of real property for hazardous substance remediation and removal costs. Therefore, we may be exposed to substantial risk of loss from environmental claims arising in respect of any foreclosed real properties underlying the loans and investments with undisclosed or unknown environmental problems or as to which inadequate reserves have been established.
We may not have control over our investments.
In certain circumstances, we may co-invest with third parties through loan participations or partnerships, joint ventures or other entities, thereby acquiring non-controlling shares in certain investments. We may not have control over these investments and therefore may have a limited ability to protect our position therein. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that the participating lender or a third party partner or co-venturer may have financial difficulties resulting in a negative impact on such investment, may have economic or business interests or goals which are inconsistent with or adverse to ours, or may be in a position to take action contrary to our investment objectives. Such types of investments outside of the United States can also result in increased complexity related to control over those investments. In addition, we may in certain circumstances be liable for the actions of our third-party partners, loan participants or co-venturers.
We will not have operating control of underlying investments.
The day-to-day operations of the real estate companies and properties underlying our debt investments will be the responsibility of the owners and developers of such companies and properties. There can be no assurance that the owners and developers will be able to operate the underlying companies or properties in accordance with their business plans or our expectations.In addition, properties located outside of the United States may be subject to different or increased operational rules which may result in increased compliance obligations or costs.
We face risks due to our dependence on loan servicers and other third parties.
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
Our investments in Credit Assets may be risky and illiquid.
The portfolio of Credit Assets which we originate or purchase is likely to be risky and illiquid. The portfolio of Credit Assets may be unsecured and subordinated to material amounts of senior indebtedness. The portfolio of Credit Assets may not be protected by financial covenants or limitations upon additional indebtedness. Illiquidity may result from the absence of an established market for the portfolio of Credit Assets, as well as legal or contractual restrictions on their sale by us. Dispositions of Credit Assets also may be subject to contractual and other limitations on transfer (including prepayment penalties with respect to property-level debt) or other restrictions that would interfere with the subsequent sale of such Credit Assets or adversely affect the terms that could be obtained upon any disposition thereof. The possibility of partial or total loss of capital will exist and prospective investors should not subscribe for our common stock unless they can readily bear the consequences of such loss. Even if the portfolio of our Credit Assets are successful, they may not produce a realized return for an unspecified duration of time.
There are inherent risks in investments outside the United States, generally.
We have invested and expect to continue to invest a portion of the aggregate amount of invested capital outside the United States. The legal systems of some countries lack transparency or could limit the protections available to foreign investors, and our portfolio of Credit Assets may be subject to nationalization and confiscation without fair compensation. Real estate related investing outside the United States involves additional risks: (i) currency exchange rate fluctuations and costs associated with conversion of investment principal and income from one currency into another; (ii) differences in conventions relating to documentation, settlement, corporate actions, shareholder rights and other matters; (iii) differences between U.S. and foreign securities and real estate markets, including potentially higher price volatility and relative illiquidity of some markets; (iv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and differences in government supervision and regulation; (v) the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation and other adverse economic and political developments; (vi) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such Investments; (vii) less developed corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties and investor protections; (viii) differences in the legal and regulatory environment or enhanced legal and regulatory compliance, including potential currency control regulations, and potential restrictions on investment and repatriation of capital; (ix) political hostility to investments by foreign or private equity investors; and (x) less publicly available information; (x) more difficult or complex processes to liquidate, foreclose, or otherwise recover on collateral underlying our loans.
Transactions denominated in foreign currencies may subject us to foreign currency risks.
We have and may continue to originate, invest in or acquire assets denominated in foreign currencies, which exposes us to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets, as well as our income and distributions. Any such changes in foreign currency exchange rates may impact the measurement of such assets or income for the purposes of the REIT tests and may affect the amounts available for payment of dividends on our common stock.
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
We may also be exposed to the risk that one or more of the counterparties with which we trade may (i) cease making markets and quoting prices for such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position or (ii) not have the financial ability to honor their contracts for the hedging transactions. Each prospective stockholder should consult with his or her own counsel and advisors as to all legal, tax, financial and related matters concerning an investment in the common stock.
Investments may be subject to usury limitations.
Interest charged on loans we own may be subject to state and foreign usury laws imposing maximum interest rates and penalties for violation, including restitution of excess interest and unenforceability of debt.
Risks Related to Investments in Real Estate-Related Debt Securities
Investments in investment grade corporate bank debt and debt securities of commercial real estate operating or finance companies are subject to the specific risks relating to the particular company and to the general risks of investing in real estate-related loans and securities, which may result in significant losses.
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
We may invest in high yield securities which are subject to more risk than higher rated securities.
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
Some of our investments in CRE Debt Securities may become distressed, which securities would have a high risk of default and may be illiquid.
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

Certain risks associated with CMBS may adversely affect our results of operations and financial condition.
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
There are certain risks associated with the insolvency of obligations backing mortgage-backed securities and other investments.
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

There are certain risks associated with CMBS interest shortfalls.
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
We may acquire CMBS affiliated with Invesco.
We may acquire CMBS whereby mortgages underlying the CMBS were issued by, properties underlying the mortgages in the CMBS are owned by, or the CMBS is serviced by, “Other Invesco Accounts” (defined as collective investment funds, REITs, vehicles, separately managed accounts, products or other similar arrangements sponsored, advised, or managed by the Adviser or one of its affiliates, including affiliated investment funds). While we will be acquiring such CMBS from third parties on terms already negotiated by and agreed with third parties and will forgo all non-economic rights (including voting rights) in such CMBS as long as the affiliation persists, there is no assurance that such procedures will adequately address all of the conflicts of interest that may arise or will address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. While the mortgage loans underlying such CMBS are made in advance of any issuance of the CMBS, our investment, or the expectation of our investment, in such a CMBS may have the potential to affect the pricing terms of underlying mortgage loans for properties owned by Other Invesco Accounts. To the extent that any of our executives are also executives of Invesco, the same personnel may determine the price and terms for the investments for both us and these entities and there can be no assurance that any procedural protections, such as obtaining market prices or other reliable indicators of fair value, will prevent the consideration we pay for these investments from exceeding their fair value or that we receive terms for a particular investment opportunity that are as favorable as those available from an independent third party.
Our CMBS investments face risks associated with extensions that may adversely affect our results of operations and financial condition.
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
There are certain risks associated with the servicers of commercial real estate loans underlying CMBS and other investments in CRE Debt Securities.
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
There are risks associated with investments in operating companies.
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
We may invest in structured products or similar products that may include structural and legal risks.
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
We will face risks related to our investments in collateralized debt obligations.
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

We may invest in subordinated debt, which is subject to greater credit risk than senior debt.
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
We will face “spread widening” risk related to our investment in securities.
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
We may invest in derivatives for hedging purposes, which involve numerous risks.
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
Risks Related to Debt Financing
We may not be able to obtain leverage, but if obtained the use of leverage will expose us to certain risks.
Under the investment guidelines adopted by the Board, we are not precluded from borrowing against the portfolio of Credit Assets or other real estate related investments and there is no limitation on the amount of indebtedness we may incur with respect to any loan or debt-related investment. Our target Leverage Ratio is 50% to 65%, and our maximum permitted Leverage Ratio is 65%. We will not place debt on subordinated loans or Junior Tranche positions in our portfolio. If we pursue borrowings in excess of this maximum Leverage Ratio, we will seek to obtain Board approval. The use of leverage involves a high degree of financial risk and will increase the exposure of the portfolio to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Company-level credit facilities of less than 12 months are excluded from these target Leverage Ratio calculations, and therefore the use of Company-level credit facilities can increase the risks related to debt financing outlined herein more than an investment with comparable target Leverage Ratios. The periods in which the Adviser may deviate from its target Leverage Ratios are in the discretion of the Adviser, and therefore at the Adviser’s discretion we could exceed target Leverage Ratios and increase related risks.
Many of these same issues also apply to Company-level credit facilities which are expected to be in place at various times as well. For example, the loan documents for such Company-level credit facilities may include various coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such Company-level credit facilities may declare any unfunded investments to be terminated and declare any amounts outstanding to be due and payable. We may also rely on short-term financing that would be especially exposed to changes in availability.
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
We may incur significant leverage.
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
We have no limitations on the amount of short-term corporate debt we may incur and our leverage limitation with respect to long-term debt may be waived by the Board.
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
If we draw on a line of credit to fund repurchases or for any other reason, our financial Leverage Ratio could increase beyond our target.
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
Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.
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
We may use repurchase agreements to finance our Credit Assets, which may expose us to risks that could result in losses.
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
Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.
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
If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions to our stockholders.
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
Restrictive covenants relating to our operations may have adverse effects on us.
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
In certain cases, we may execute a limited guarantee.
It is expected that the financing arrangements with respect to our Credit Assets generally will require “bad boy” guarantees or may require limited principal recourse from us and in the event that any such guarantee is called, our assets could be adversely affected.
Risks Related to our Relationship with the Adviser and its Affiliates
We will depend on the Adviser and its key personnel and the Adviser’s inability to retain the services of key real estate professionals could hurt our performance.
The Adviser’s ability to successfully manage our affairs currently depends on the experience, relationships and expertise of the senior management and other key real estate professional who manage the Company. Our success depends to a significant degree upon the contributions of these professionals employed by the Adviser, each of whom would be difficult to replace, and the Adviser’s ability to attract and retain highly skilled managerial, operational and marketing professionals. There is ever-increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisers, investment managers, real estate investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us or the Adviser, particularly in light of our perpetual-life nature, or that replacements will perform well. Neither we nor the Adviser have employment agreements with these key professionals and they may not remain associated with us or the Adviser. If the Adviser loses or is unable to obtain the services of these highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered. If any of these persons were to cease their association with us or the Adviser, our operating results could suffer. There can be no assurance that these individuals will remain employed by the Adviser or its affiliates, or otherwise continue to carry on their current duties throughout our term. The loss of the services of the Adviser, or employees of the Adviser, could have a material adverse effect on our operations.
We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in the Adviser’s financial condition or our relationship with the Adviser could have a material adverse effect on our business and ability to achieve our investment objectives.
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
The Adviser acts as investment adviser for other companies and commingled investment vehicles.
The Adviser and its principals are not required to devote all of their time to our affairs and may advise and manage other investments and other commingled investment vehicles which are not yet formed. Our performance could be adversely affected by the other professional commitments of such persons.

The agreements entered into with the Adviser and other affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.
The compensation paid to the Adviser and other affiliates of Invesco for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Invesco and its affiliates, including the Adviser and us, were not negotiated at arm’s length. Such agreements include the Advisory Agreement, Dealer Manager Agreement and any other agreements we may enter into with affiliates of the Adviser from time to time.
There is a risk in the conflict of interest in the calculation of the Management Fee and Performance Fee by the Adviser in connection with our determination of NAV.
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
We do not own the Invesco name, but we may use it as part of our corporate name pursuant to a trademark sublicense agreement with an affiliate of Invesco.
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
The termination or replacement of the Adviser could trigger a repayment event under our financing arrangements.
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
General Risks
The past performance of Invesco Real Estate and the Adviser’s senior management is not a predictor of our future results.
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
Inflation risks may have an adverse impact on our returns.
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
Litigation outcomes may have an adverse impact on us.
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
Insurance may not cover all the risks associated with us.
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
Speculative nature of investments could result in a loss of capital.
The investments to be made by us may be speculative in nature, and the possibility of partial or total loss of capital will exist. Stockholders should not subscribe to or invest in us unless they can readily bear the consequences of such loss.

Our business may be adversely affected by the impact on the financial markets due to recent bank failures.
Recent or future bank failures in the United States and elsewhere could have far-reaching effects on the U.S. and other financial markets, including widespread failures of financial institutions, limited availability of credit, counterparty credit risks and adverse effects on issuers of debt and equity and other assets in which we invest and other instruments to which we have exposure, as well as the broader economy. Any or all of these developments may have a material adverse effect on us; for example, fluctuations in the market prices of securities and/or interest rates may adversely affect the value of our portfolio of Credit Assets and/or increase the inherent risks associated with an investment in the Credit Assets and other investments. The ability of assets securing our Credit Assets to refinance may depend on their ability to obtain additional financing. Any deterioration of the global debt markets or the credit ratings of certain investors (including, without limitation, sovereign nations), any possible future failures of certain financial services companies or a significant rise in interest rates, taxes or market perception of counterparty default risk will likely significantly reduce investor demand for Company-level financing and similar types of liquidity for investment grade, high-yield, and senior and other types of bank debt. This, in turn, is likely to result in some potential lenders being unable or unwilling to finance new investments, to provide working capital or to provide financing for other purposes permitted under the Advisory Agreement or to be willing to provide such financing only on terms less favorable than those that had been available in the recent past. In recent past, certain U.S. banks have experienced liquidity issues related to, among other factors, rising interest rates. It is currently unknown the extent to which such events could affect the availability of financing for commercial real estate. While disruption in the capital markets could enhance our ability to originate or acquire debt investments on attractive terms, a component of our investment strategy rests on our ability to obtain financing for our investments and operations on terms accretive to our investment strategy. A lack of such financing would adversely affect our ability to achieve our investment objectives.
Sustainability risks may have a greater impact on us than that assessed by the Adviser.
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
The real estate assets securing or related to our loans and investments may be negatively affected by the exposure to environmental conditions such as droughts, fires, famines, floods, storms and other climate change and environmental-related events; although a number of these risks may be insurable, it is not guaranteed that the insurance coverage may in all cases be adequate and losses connected to these events may be material. In addition, the actions taken on the real estate assets securing or related to our loans to improve such real estate asset’s sustainability profile, such as energy efficiency, clean energy production and consumption, waste reduction and water treatment typically impose significant short-term costs. Similarly, social initiatives and the adherence to high governance standards, for example in the areas of transparency, corporate governance, management of conflicts of interest and fair remuneration principles may require material investments and effort where economic returns may be uncertain. Any decrease in value or significant costs and investments affecting the assets securing or related to loans originated by us or in which we invest may result in a borrower’s default or inability to pay amounts due on a loan, which would, in turn, adversely impact our returns.
Our investments may have adverse impacts on sustainability themes: the failure to support assets which provide a positive contribution to the sustainability factors or to support the generation of a negative impact may result in a number of negative fallouts ranging from reputational damages and, in some circumstances, fines and direct economic consequences from ESG related regulatory requirements that range from energy performance standards to mandatory disclosure.
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
Stockholders may differ in their views of whether or how ESG matters should be addressed and, as a result, we may invest in investments or manage our investments in a manner that does not reflect the beliefs and values of any particular investor. In considering investment opportunities and making ongoing decisions with respect to our investments, including decisions relating to follow-on investments, the Adviser may consider certain ESG factors. We may forego particular investments that do not meet certain ESG criteria or present material ESG risk that we may otherwise have made if we were seeking to make investments solely on the basis of financial returns. Further, it is possible that our investments are unable to obtain or realize the intended ESG outcomes. Views on sustainability or ESG practices, particularly those related to climate issues, have become part of political discourse, which can increase reputational risk. Further risks related to ESG investment strategies include negative market perception and diminished sales effectiveness .
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
There are risks relating to admission of ERISA investors to us.
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

Failure to properly comply with securities law and Investment Company Act may have a material adverse effect on us.
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
Failure to identify and exclude bad actors could disqualify us from relying on certain rules on which we rely.
We are offering shares of common stock, and may offer shares of common stock in the future, in one or more private offerings, not registered under the Securities Act, or any other securities laws, including state securities or blue sky laws. The shares were offered in reliance upon the exemption from registration thereunder provided by Section 4(a)(2) of the Securities Act and Rule

506 of Regulation D promulgated under the Securities Act. If certain persons and entities involved with the offering of the shares, including any stockholder holding (20%) or more our outstanding voting equity securities, are or have been subject to certain criminal convictions, SEC disciplinary orders, court injunctions or similar adverse events, then in certain instances we may be disqualified from relying upon Rule 506. There is no assurance that efforts to exercise reasonable care to identify and exclude bad actors from participating in the offering will be deemed to be sufficient to comply with these requirements. If we were disqualified from relying upon the exemption from registration provided in Rule 506, there may not be another exemption from registration available under the Securities Act and, consequently, we may not have an exemption from registration under any state securities or blue sky laws. If these exemptions from registration were unavailable, then we may be subject to, and incur significant costs related to, enforcement actions and rescission rights may be available to the stockholders, which if exercised, may require us to liquidate assets earlier and on less advantageous terms than were anticipated at underwriting and/or may cause us to have a more limited amount of capital available for investment, impairing our ability to assemble, manage, retain and harvest a complete and balanced portfolio.
If we were required to register as an investment company, we would be subject to substantial regulation and a failure to comply would have a material adverse effect on us.
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
Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements that could materially adversely affect our business, results of operations and financial condition.
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
Political changes may affect real estate-related investments
The regulatory environment in the United States can be impacted by changes in administration and future legislative developments. The outcome of elections creates uncertainty with respect to legal, tax and regulatory regimes in which we and our investments, as well as the Adviser and its affiliates, will operate. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade or tariffs), the regulation of the investment management industry, tax law, immigration policy or government entitlement programs could have a material adverse impact on us and our investments.
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
Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.
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
Certain principals and employees may be involved in and have a greater financial interest in the performance of Other Invesco Accounts, and such activities may create conflicts of interest in making investment decisions on our behalf.
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
We may co-invest with Invesco affiliates and such investments are at times in different parts of the capital structure of an issuer and involve conflicts of interest.
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
The Adviser may face conflicts of interests in choosing our service providers and certain service providers may provide services to the Dealer Manager, the Adviser or Invesco on more favorable terms than those payable by us.
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
Invesco, the Adviser and their affiliates engage in a broad range of activities and such activities may conflict with our interests.
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

Conflicts of interest may arise for the Adviser and its affiliates with respect to its clients on the one hand, and us on the other hand.
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
We also may make a loan to a borrower in connection with the acquisition, refinancing or redemption by such borrower or other party of a property (including, without limitation, direct and/or indirect equity, preferred equity and/or other interests in a property) from or of a client, an Interested Party or an affiliate or former affiliate of the Adviser or to a borrower which is affiliated with current, former or prospective partners, clients or Interested Parties (including, without limitation, members of the Board, stockholders and/or their affiliates), vendors or other counterparties of affiliates of the Adviser, or to a borrower that is an Interested Party. In addition, we (or a subsidiary of ours) may incur indebtedness from lenders that are affiliated with current, former or prospective stockholders and/or their affiliates, vendors or other counterparties of affiliates of the Adviser, or from lenders that are Interested Parties. The Adviser and/or its affiliates, including any director affiliated with the Adviser, may have an incentive to seek, refer or recommend such loans or indebtedness to us, to cause us to make such loans, to cause us to incur such indebtedness or to agree on terms with respect to such loans or indebtedness that are not as favorable as might be obtained with respect to other loans or indebtedness as a result of such relationships. Further, the Adviser and any director affiliated with the Adviser will have conflicts of interest in deciding how to make decisions with respect to such loans and indebtedness (including with respect to decisions as to whether or not to refinance such loan or repay such indebtedness). We may also seek to refinance our loan portfolio by securitizing such loans and other credit instruments, for ultimate sale to others including Interested Parties. Use of such financing tactics could create potential conflicts of interest.
Invesco’s policies and procedures may prevent it from pursuing certain investment opportunities that would be attractive to us.
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
Minority investments of Other Invesco Accounts in transactions with which we also engage may result in conflicts which may not be resolved in our favor.
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
Investment professionals employed by the Adviser or its affiliates may pursue different strategies for different investment vehicles.
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
There may be variations in the financial and other benefits among us and other vehicles managed by the Adviser or its affiliates.
A conflict of interest arises where the financial or other benefits available to the Adviser or its affiliates differ among the accounts, clients, entities, funds or investment vehicles that it manages. If the amount or structure of the management fee or the Adviser’s or its affiliates’ compensation differs among accounts, clients, entities, funds or investment vehicles (such as where certain funds or accounts pay higher base management fees, incentive fees, performance-based management fees or other fees), the Adviser might be motivated to help certain accounts, clients, entities, funds or investment vehicles over others. Similarly, the desire to maintain assets under management or to enhance the Adviser’s performance record or to derive other rewards, financial or otherwise, could influence the Adviser or its affiliates in affording preferential treatment to those accounts, clients, entities, funds or investment vehicles that could most significantly benefit the Adviser or its affiliates. The Adviser may, for example, have an incentive to allocate favorable or limited opportunity investments or structure the timing of investments to favor such accounts, clients, entities, funds or investment vehicles. Additionally, the Adviser or its affiliates might be motivated to favor accounts, clients, entities, funds or investment vehicles in which it has an ownership interest or in which Invesco or its affiliates have ownership interests. Conversely, if an investment professional at the Adviser or its affiliates does not personally hold an investment in the Company but holds investments in other Invesco affiliated vehicles, such investment professional’s conflicts of interest with respect to us may be more acute.
Our investment activities may be affected by Invesco’s advisory and other relationships.
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
The Adviser may make certain Company investments available for co-investment to its affiliates or other third parties.
If the Adviser determines that a co-investment or co-origination partner makes sense for a particular Company loan or investment, the Adviser may, but will not be obligated to, make such investment opportunity available to affiliates of the Adviser, Interested Parties, or to third parties, including other clients of the Adviser and its affiliates, third-party sponsors and other investors. If a potential co-investment opportunity allocated to a particular client is suitable for one or more clients advised or managed by the Adviser or one of its affiliates, the allocation will be made following the same allocation and rotation process discussed in the risk factor entitled “Investment opportunities will be allocated between us and Other Invesco Accounts” below, and factors such as commitment size, timing of subscription, market terms, transaction fees and the ability of the Adviser’s or its affiliates’ clients to execute will be considered.

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
Investment opportunities will be allocated between us and Other Invesco Accounts.
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
We and credit-focused Other Invesco Accounts will retain priority on the Adviser’s debt log for U.S. opportunities. Such U.S. opportunities will be rotated among the Adviser’s credit-focused accounts where the client receiving the opportunity is rotated below the other credit-focused accounts when an opportunity is secured. We, or other credit-focused Other Invesco Accounts, may waive an opportunity if warranted based on a variety of factors described earlier. Currently, one Other Invesco Account is an open-ended institutional fund that invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States. As of December 31, 2024, this Other Invesco Account had $5.3 billion of gross assets under management and no unused capital commitments.
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
Acquisitions or dispositions of investments could result in a conflict for the Adviser with respect to payments of certain fees.
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
Investments in investment funds affiliated with the Adviser or its affiliates could result in additional fees to the Adviser.
Our investments in real estate-related securities may include investments in investment funds managed by the Adviser or its affiliates. The Adviser and its affiliates that manage, advise or are otherwise affiliated with these affiliated funds face potential conflicts of interest with respect to our investments in affiliated funds, as such investments could earn the Adviser additional fees. Any investments we makes in an affiliated fund will be conducted in accordance with, and subject to, the terms and conditions of the Advisory Agreement and any investment guidelines or other governance policies adopted by the Board, which requires its approval, including a majority of independent directors. The value of any investments in an affiliated fund will be excluded from our NAV for purposes of calculating the Management Fee we pay to the Adviser. We expect to bear or pay management fees, performance fees and/or transaction fees to affiliates of the Adviser as well as operating expenses as a result of any investment in an affiliated fund.
Conflicts may arise for the Adviser with respect to transactions with Adviser affiliates and other Invesco-related parties.
An affiliate of the Adviser (the “seed investor”) has committed to purchase an aggregate of $300 million in shares of our common stock, which we have partially called. We have obtained financing and have pledged this commitment in order to commence our operations including the origination and acquisition of loans and making real estate related investments. The financing was secured by the seed investor’s commitment to acquire shares, and our right to call such commitment was further pledged to the lender providing the financing. Costs related to such financing will be an operating expense of ours which in turn may affect our operations including our ability to make distributions or satisfy repurchase requests from stockholders.
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
Access to material, non-public information may restrict the Adviser from conducting certain beneficial transactions on our behalf.
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
Possible future activities of the Adviser and its affiliates beyond the current range of services provided may give rise to further conflicts of interest.
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
Our management team may face conflicts in allocating time and resources between various projects.
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

Conflicts may arise in connection with Service Providers.
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
Dealer Manager. Our Dealer Manager is an affiliate.
Independent Valuation Advisors. The Adviser has selected a third party valuation firm to serve as the independent valuation firm in connection with our Credit Assets and credit facilities, and the Adviser has selected an independent valuation advisor for the collateral underlying each Credit Asset in which we invest, who will provide an appraisal at the closing of each transaction, and subsequently provide yearly updates for appraisals of the underlying collateral.
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
Risks Related to our REIT Status and Certain Other Tax Items
If we do not qualify to be taxed as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.
We have operated and expect to continue to operate so as to qualify to be taxed as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:
•we would be taxed as a regular domestic corporation, which under current laws would result in, among other things, being unable to deduct dividends paid to stockholders in computing taxable income and being subject to federal and applicable state and local income tax on our taxable income at regular corporate income tax rates;

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
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.
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
To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.
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
Compliance with REIT requirements may cause us to forgo otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.
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
Compliance with REIT requirements may force us to liquidate or restructure otherwise attractive investments.
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
Our charter does not permit any person or group to own more than 9.9% of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.9% limits would not be effective without an exemption from these limits by our board of directors.
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
The Ownership Limits may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). Any exemptions to the Ownership Limits granted in the future may limit the power of our board of directors to increase the Ownership Limits or grant further exemptions.
Non-U.S. stockholders may be required to file U.S. federal income tax returns and pay U.S. federal income tax upon their receipt of certain distributions from us or upon their disposition of shares of our common stock.

In addition to any potential withholding tax on ordinary dividends, a non-U.S. stockholder, other than a “qualified shareholder” or a “qualified foreign pension fund,” as each is defined in Section 897 of the Code, that disposes of a “United States real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. Subject to certain exceptions, FIRPTA gains must be reported on U.S. federal income tax returns and are taxable at regular U.S. federal income tax rates. Such tax does not apply, however, to gain on the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. stockholder on certain dispositions of shares of our common stock (including repurchases) could be subject to tax under FIRPTA, unless (1) our shares of common stock were regularly traded on an established securities market and (2) the non-U.S. stockholder did not, at any time during a specified testing period, hold more than 10% of our common stock. We do not expect our shares to be regularly traded on an established securities market. Final Treasury Regulations that were effective as of April 25, 2024 (the “Final Regulations”) modified prior tax guidance relating to the manner in which we determine whether we are a domestically controlled REIT. The Final Regulations provide a look-through rule for our stockholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies, or non-public domestic C corporations owned more than 50% directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and treat “qualified foreign pension funds” as foreign persons. The look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a REIT for a period of up to ten years if it is able to satisfy certain requirements, including not undergoing a significant change in its ownership and not acquiring a significant amount of new USRPIs, in each case since April 24, 2024, the date the Final Regulations were issued. If a REIT fails to satisfy such requirements during the ten-year period, then the look-through rule in the Final Regulations applicable to foreign controlled domestic corporations will apply to such REIT beginning on the day immediately following the date of such failure. While we cannot predict when we will commence being subject to such look-through rule in the Final Regulations, we may not be able to satisfy the applicable requirements for the duration of the ten-year period. Prospective investors are urged to consult with their tax advisors regarding the application and impact of these rules.

A non-U.S. stockholder, other than a “qualified shareholder” or a “qualified foreign pension fund,” that receives a distribution from us that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common stock, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. stockholder’s ownership of our common stock, unless the relevant class of stock is regularly traded on an established securities market in the United States and such non-U.S. stockholder did not own more than 10% of such class at any time during the one-year period ending on the date of such distribution. In addition, a repurchase of our common stock, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend.
Investments outside the United States may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.
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
We may incur tax liabilities that would reduce our cash available for distribution to you.
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
Restrictions on the deduction of all of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding the incurrence of income or excise taxes.
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
Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. Our board of directors has duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests. In this event, we would become subject to U.S. federal income tax on our taxable income, and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.
You may have current tax liability on distributions you elect to reinvest in our common stock.
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
We may choose to pay dividends in a combination of cash and shares of our common stock, in which case stockholders may be required to pay income taxes in excess of the cash dividends they receive.
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
Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.
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
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
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
Our taxable REIT subsidiaries are subject to special rules that may result in increased taxes.
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
If the Operating Partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
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
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
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
The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.
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
Liquidation of our assets to repay obligations to our lenders may jeopardize our REIT qualification.
To qualify as a REIT, we must comply with requirements regarding our assets and sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualifications as a REIT.
Purchases of mortgages at a discount may affect our ability to satisfy the REIT asset and gross income tests.
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
Our qualification as a REIT could be jeopardized as a result of our interests in joint ventures or investment funds.
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
We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.
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
The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to remain qualified as a REIT.
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
The tax on prohibited transactions will limit our ability to engage in certain transactions, including certain methods of securitizing mortgage loans, which would be treated as sales for federal income tax purposes.
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
We are an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Unlike other public companies, for so long as we are an emerging growth company, we will not be required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold stockholder advisory votes on executive compensation.
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
As noted above, under the Tax Cuts and JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to opt out of this transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of these standards is required for non-emerging growth companies. This election is irrevocable.
We will incur increased costs as a result of being a public company in the US and our management must devote substantial time to public company compliance programs.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C.    CYBERSECURITY

Cyber threats are considered one of the most significant risks facing financial institutions. Since our company is externally managed, we rely upon the operational and investment risk oversight functions of our Adviser and its affiliates. To mitigate risk from cyber threats, our Adviser has a designated Global Chief Security Officer (“GCSO”) who leads its global security department, which is responsible for identifying, assessing and managing cybersecurity threats. The GCSO has experience in the public and private sectors, specializing in security, investigations and incident response. The global security department oversees, among other things, the following groups across Invesco: Information Security, Strategic Intelligence, Corporate Security, Business Continuity, Crisis Management, Global Privacy Office, Business Security, Projects and Strategy This structure supports a more comprehensive, holistic approach to keeping our and Invesco clients, employees and critical assets safe, upholding privacy rights, and enabling a secure and resilient business.

Our Adviser’s information security program is led by its Chief Information Security Officer (“CISO”) who reports directly to the GCSO and has extensive experience in information security and risk management. Our Adviser’s information security program is designed to oversee all aspects of information security risk and seeks to ensure the confidentiality, integrity and availability of information assets, including the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect its and our information assets.

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
•An incident response program that includes periodic testing and is designed to restore business operations as quickly and as orderly as possible in the event of a cybersecurity incident at Invesco or a third-party.

•Mandatory annual employee security awareness training, which focuses on cyber threats and security in general.
•Regular cyber phishing tests throughout the year to measure and raise employee awareness of cyber phishing threats.

Important to these programs is our Adviser’s investment in threat-intelligence, its active engagement in industry and government security-related forums, and its utilization of external experts to challenge its program maturity, assess its controls and routinely test its capabilities.

Our board of directors oversees cybersecurity risk and receives updates, at a minimum, twice a year from the CISO (or designee) regarding cybersecurity, which updates include a review of our Adviser’s global security program and cybersecurity, including risks and protections for us and our Adviser. The Global Operational Risk Management Committee, one of our Adviser’s risk management committees, provides executive-level oversight and monitoring of the end-to-end programs dedicated to managing information security and cyber related risk. In addition, the CISO provides quarterly updates to our enterprise risk management committee, which in turn provides quarterly updates to our board of directors, and members of our management team are included in our Adviser’s incident response process in the event a cyber security incident occurs that could materially impact us.

As of December 31, 2024, we have not experienced any cyber incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.
ITEM 2.    PROPERTIES
Our principal executive office is located at 2300 N Field Street, Suite 1200, Dallas TX, 75201. As part of our advisory agreement, our Adviser is responsible for providing office space and office services required in rendering services to us. We consider our principal executive office to be suitable and adequate for the management and operations of the business.
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any such legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Offering of Common Stock
We are engaging in the Continuous Offering under exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. The Continuous Offering is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) thereof because it is not part of any public offering.
The Class S, Class S-1, Class D, Class D-1, Class I, and Class E shares sold in our Continuous Offering and Class F shares are not listed for trading on a stock exchange or other securities market, and there is no established public trading market for our common stock.
As of March 21, 2025, we had 2,684 common stockholders of record and the following number of common stockholders of record for each share class:

Share Class	Number of Holders of Record
Class S	6
Class S-1	2,053
Class D	3
Class D-1	—
Class I	598
Class E	28
Class F	1
The share classes have different upfront selling commissions, ongoing stockholder servicing fees, management fees and performance fees.
The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2024:

	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares
Maximum Upfront Selling Commissions (% of Transaction Price)	up to 3.5%	up to 3.5%	up to 1.5%	up to 1.5%	—	—	—
Stockholder Servicing Fee (% of NAV)	0.85%	0.85%	0.25%	0.25%	—	—	—
The transaction price for our shares is derived from a defined net asset value (“NAV”) per share and generally equals our prior month’s NAV per share. We calculate NAV in accordance with the valuation guidelines approved by our Board, as described further below. The purchase price per share for each class of our common stock equals the transaction price plus applicable selling commissions and dealer manager fees.

The following table summarizes the monthly NAV per share for each of our classes of common stock since inception.

	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares
August 31, 2023	$25.1147	$—	$25.1147	$—	$25.1147	$25.1176	$—
September 30, 2023	25.0226	—	25.0226	—	25.0226	25.0232	—
October 31, 2023	25.0943	25.1696	25.0952	—	25.0952	25.0953	—
November 30, 2023	25.2264	25.2003	25.2264	—	25.2179	25.2274	—
December 31, 2023	25.0488	25.0100	25.0488	—	25.0255	25.0482	—
January 31, 2024	25.1676	25.2036	25.1676	—	25.1748	25.1693	—
February 29, 2024	25.3160	25.3226	25.3160	—	25.3032	25.3128	—
March 31, 2024	25.0521	25.0347	25.0521	—	25.0294	25.1011	—
April 30, 2024	25.1697	25.1994	25.1697	—	25.1718	25.2821	25.4654
May 31. 2024	25.0155	25.0306	25.0155	—	25.0046	25.1735	25.2855
June 30, 2024	25.0444	25.0687	25.0296	—	25.0485	25.2302	25.3336
July 31, 2024	25.0873	25.1096	25.0723	—	25.0888	25.2899	25.4075
August 31, 2024	25.1836	25.2032	25.1685	—	25.1862	25.4288	25.5137
September 30, 2024	25.0662	25.1673	25.0502	—	25.1285	25.3325	25.5195
October 31, 2024	25.0898	25.1945	25.0737	—	25.1591	25.3982	25.5788
November 30, 2024	25.0602	25.1648	25.0440	—	25.1302	25.4005	25.5864
December 31, 2024	25.1002	25.1951	25.0840	—	25.1623	25.4712	25.6480

Net Asset Value (“NAV”)
NAV is calculated each month in accordance with valuation guidelines approved by our board of directors. NAV for each class of shares is calculated based on the net asset values of our investments (including but not limited to commercial real estate loans and debt securities), the addition of any other assets (such as cash, restricted cash, receivables, and other assets obtained in the ordinary course of business), and the deduction of any liabilities (including but not limited to financing facilities, Company-level credit facilities, securitized loans, payables, and other liabilities incurred in the ordinary course of business).
To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the U.S. GAAP principles set forth in Financial Accounting Standards Board Codification Topic 820, Fair Value Measurements and Disclosures. For purposes of calculating NAV, we use the following valuation methods:
•Newly originated or acquired commercial real estate loans are valued at par in the month they are closed, which is expected to represent fair value at that time, and revalued by an independent valuation advisor monthly thereafter. Valuations of commercial real estate loans reflect changes in interest rates, spreads, loan tests and metrics, risk ratings, and anticipated liquidation timing and proceeds, among others. The fair value is determined by discounting the future contractual cash flows to the present value using a current market interest rate or spread. The market rate is determined through consideration of the interest rates for debt of comparable quality and maturity, and the value of the underlying real estate investment.
•Collateral for each of the commercial real estate loans is appraised by a third-party appraisal firm prior to the closing of each transaction. An independent valuation advisor will appraise the collateral each year thereafter. Valuations of collateral reflect changes in property value based on comparable trades, occupancy, expirations, discounted cash flows, and anticipated liquidation timing and proceeds, among others. The Adviser may choose to obtain an interim period appraisal if a material event occurs and impacts the collateral.
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

•The Company values its derivative assets and liabilities at fair value, as determined by an independent pricing service. The Company generally obtains one price per instrument from its primary pricing service. If the primary pricing service cannot provide a price, the Company will seek a value from other pricing services. The pricing service values currency forward contracts based on contractual cash flows and quoted foreign currency rates available in an active market. When determining the fair value of our forward currency contracts as of each measurement date, we consider the effect of counterparty nonperformance risk as a part of the valuation process and include a credit risk adjustment where appropriate.
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
•In the event we pursue an ownership interest in the underlying collateral on a defaulted loan either through a foreclosure, a deed-in-lieu of foreclosure or other remedy in accordance with local law, then the asset will become real estate owned (“REO”). REO properties will initially be valued at fair value less closing costs, at the time of acquisition. Thereafter, the REO properties will be valued by an independent valuation advisor at least quarterly. Property-level valuations reflect changes in property value based on comparable trades, occupancy, expirations, discounted cash flows, and anticipated liquidation timing and proceeds, among others.
•The fair value of any collateralized financing assets and securitized liabilities will generally be measured using the more observable of the fair value of the securitized assets and liabilities using our valuation guidelines.
•Liquid non-real estate-related assets will be valued monthly based on market quotations or at fair value determined in accordance with U.S. GAAP.
•New financing facilities and Company-level credit facilities will initially be valued at par in the month they are closed, which is expected to represent fair value at that time. Thereafter, an independent valuation advisor will prepare monthly valuations of the facilities that will be used in calculating NAV. Any changes to the fair value of facilities are expected to reflect changes including, but not limited to, interest rates, spreads, and key loan metrics and tests utilizing the collateral value and cash flows, including the estimated liquidation timing and proceeds.

The valuation of our commercial real estate loans, secured financing facilities, and Company-level credit facilities is performed by the independent valuation advisor, Chatham Financial Corp. (“Chatham”). The valuation of the underlying collateral for the Company’s commercial real estate loans is performed by the independent appraisal firm, Capright Property Advisors, LLC (“Capright”). Chatham and Capright are each a third-party valuation firm that has been selected by the Adviser and approved by our Board, including a majority of our independent directors. Chatham and Capright are engaged in the business of rendering opinions regarding the value of real estate-related debt and commercial real properties and are not affiliated with us or the Adviser.

If an event becomes known to the Adviser (including through communication with our independent valuation advisors) that, in the opinion of the Adviser, is likely to have any material impact on previously provided estimated values of commercial real estate loans, underlying collateral, or secured financing facilities, the Adviser will notify the applicable independent valuation advisor. If, in the opinion of the applicable independent valuation advisor, such event is likely to have an impact on any previously provided valuations, the independent valuation advisor will recommend valuation adjustments that will be incorporated into our NAV calculation. Once the applicable independent valuation advisor has communicated the adjusted value estimate to the Adviser, the Adviser will cause such adjusted value to be included in our monthly NAV calculation.

NAV Per share Calculation
Our NAV for each class of shares will be based on the net asset values of our investments, the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including and any applicable stockholder servicing fees. Each class of our common stock has an undivided interest in our assets and liabilities, other than class-specific stockholder servicing fees, management fees and performance fees. Any Shares issued after the first calendar day of the month will be treated as if issued effective on the first calendar day of such month for purposes of the allocation of any change in our aggregate NAV. At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in the Company’s aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV adjusted for any issuances of shares and repurchases of shares that were effective during such month. NAV per share is then calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month. Our NAV per share is calculated monthly for each class of shares in accordance with our valuation guidelines by an affiliate of FTI Consulting, Inc. (“FTI”), a third-party firm that provides us with certain administrative and accounting services, and is reviewed and confirmed by the Adviser. The NAV calculation is available generally within 15 calendar days after the end of the applicable month.
Changes in our monthly NAV include, without limitation, accruals of our net portfolio income, interest expense, the management fees, any accrued performance fees, distributions, unrealized/realized gains and losses on financial instruments, any applicable organizational costs and offering expenses and any expense reimbursements. Changes in our monthly NAV also include debt issuance and other financing costs, which are capitalized and expensed over the life of the facility. On an ongoing basis, the Adviser will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available.

Following the aggregation of the net asset values of the Company’s investments, the addition of any other assets (such as cash) and the deduction of any other liabilities, FTI incorporates any class-specific adjustments to NAV, including additional issuances and repurchases of common stock and accruals of class-specific stockholder servicing fees. For each applicable class of shares, the stockholder servicing fee is calculated as a percentage of the aggregate NAV for such class of shares. Because stockholder servicing fees allocable to a specific class of shares are only included in the NAV calculation for that class, the NAV per share for our share classes may differ. Additionally, and as further explained in the Note 8, “Related Party Transactions”, of the Notes to Consolidated Financial Statements (Item 15, herein), certain share classes are not subject to management fees and performance fees, or have fee structures that differ from other share classes, which will result in different monthly NAV per share values.

The declaration of distributions reduces the NAV for each class of our common stock in an amount equal to the accrual of the Company’s liability to pay any such distribution to our stockholders of record of each class.

The following table details the major components of our NAV as of December 31, 2024 and 2023.

$ in thousands, except share data	December 31, 2024	December 31, 2023
Commercial real estate loan investments, at fair value	$2,391,078	613,503
Cash and cash equivalents	80,221	1,975
Restricted cash	19,813	23,566
Interest receivable	12,600	2,448
Derivative assets, at fair value	4,064	—
Other assets(1)	332	—
Unamortized debt costs	5,780	—
Secured lending agreements, at fair value	(1,720,350)	(457,861)
Term lending agreement, at fair value	(134,518)	—
Revolving credit facility, at fair value	—	(14,000)
Interest payable	(8,344)	(1,687)
Dividends and distributions payable	(3,765)	(3,138)
Accounts payable, accrued expenses and other liabilities	(23,159)	(23,978)
Due to affiliates(2)	(8,756)	(132)
Preferred stock liquidation preference	(228)	(228)
Net asset value	$614,768	$140,468
Number of outstanding shares(3)	24,252,394	5,610,681

(1)    Excludes $86,000 and $73,000 of certain prepaid expenses advanced by the Adviser that are classified as other assets in our U.S. GAAP consolidated financial statements as of December 31, 2024 and 2023, respectively.
(2)    Excludes (i) amounts advanced by the Adviser of $14.2 million and $8.7 million for organizational, offering and operating expenses as of December 31, 2024 and 2023, respectively and (ii) stockholder servicing fees not currently payable to the Dealer Manager of $8.4 million and $1.3 million as of December 31, 2024 and 2023, respectively.
(3)    Includes 6,005,223 and 4,209,925 shares of common stock held by an Invesco affiliate that are classified as redeemable common stock as of December 31, 2024 and 2023, respectively.

The following table provides a breakdown of our NAV per share by class as of December 31, 2024.

$ in thousands, except per share data	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Class F Shares	Total
Net asset value	$37,706	$182,060	$37,605	$104,967	$41,648	$210,782	$614,768
Number of outstanding shares(1)	1,502,214	7,226,062	1,499,147	4,171,608	1,635,105	8,218,258	24,252,394
NAV per share(2)	$25.10	$25.20	$25.08	$25.16	$25.47	$25.65

(1)    Includes 1,496,143 Class S, 1,497,041 Class D, 1,492,906 Class I and 1,519,133 Class E shares held by an Invesco affiliate that are classified as redeemable common stock.
(2)    As of December 31, 2024, we had not issued any Class D-1 shares.

Reconciliation of Stockholders’ Equity to NAV
Despite being a well-recognized term across many industries as a practical expedient for measuring the fair value of certain investments, NAV is not a measure used under generally accepted accounting principles in the United States (“U.S. GAAP”). As described above, our monthly NAV is determined in accordance with valuation guidelines that we believe are consistent with industry practice and have been approved by our board of directors, but the treatment of certain assets and liabilities used for the determination of NAV under these guidelines differs from U.S. GAAP. Thus, our NAV is not equivalent to Stockholders’ equity or any other U.S. GAAP measure.

The following table reconciles U.S. GAAP stockholders’ equity per our consolidated balance sheets to our NAV.

$ in thousands	December 31, 2024	December 31, 2023
Stockholders' equity	$435,349	$25,472
Adjustments:
Redeemable common stock - related party	151,367	105,340
Advanced organizational, offering and operating expenses	14,128	8,569
Accrued stockholder servicing fees not currently payable	8,372	1,315
Unamortized debt issuance costs	5,780	—
Preferred stock liquidation preference	(228)	(228)
NAV	$614,768	$140,468

We classify common stock held by Invesco Realty, Inc., an affiliate, as redeemable common stock, which is not a component of stockholders’ equity on our U.S. GAAP consolidated balance sheets. Due to the redemption terms and other features of these shares described in Note 9 - “Redeemable Common Stock - Related Party” of our Consolidated Financial Statements, we include the redemption value of these shares in our NAV as of each reporting date.

Given their timing and substantial size, reflecting organizational, offering and operating expense in NAV when incurred can be overly punitive to the NAV per share of early investors and reduce cash available for new investments that will inure to the benefit of later investors. To help mitigate the impact of this timing difference, the Adviser incurred the bulk of these costs on our behalf and agreed to allow them to be repaid after a reasonable initial period over a fixed period of time. Under the terms of our Advisory Agreement dated August 2024, the Adviser advanced all of our organizational, offering and operating expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through May 31, 2024. Starting in December of 2024, we began reimbursing the Adviser for these costs ratably over 52 months. We will decrease our NAV by the amount of each monthly repayment made to the Adviser during the reimbursement period. These costs were expensed as incurred in our U.S. GAAP financial statements.

Under the terms of our agreement, the Dealer Manager is entitled to receive upfront selling commissions and stockholder servicing fees for Class S, Class S-1, Class D, and Class D-1 shares sold in the Continuous Offering. Under U.S. GAAP, we accrue the full amount of stockholder servicing fees payable over an estimated investor holding period as an offering cost at the time each Class S, Class S-1, Class D and Class D-1 share is sold during the Continuous Offering and treat the amount as an offset (reduction) to Additional Paid-In Capital. As the actual monthly amounts are remitted to the Dealer Manager, the NAV is reduced by a corresponding amount.

We have elected the fair value option for our financing facilities and expense debt issuance costs in accordance with U.S. GAAP. However, when calculating our NAV, we capitalize debt issuance and other financing costs as incurred and expense the costs over the life of the financing facility so that the costs to maintain the facility are borne by all investors who benefit from its use, rather than just those who were invested during the period in which the facility was implemented.

Funds from Operations and Funds Available for Distribution
Our business objective is to provide attractive risk-adjusted returns to our stockholders, primarily through dividends, and we rely on commonly-used (non-GAAP) industry metrics to assess our operational efficiency (Funds From Operations, or “FFO”), and Funds Available for Distribution (“FAD”) to determine cash available for distributions. FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income or loss (computed in accordance with U.S. GAAP), excluding (i) gains or losses from sales of depreciable real property, (ii) impairment write-downs on depreciable real property, plus (iii) real estate-related depreciation and amortization and (iv) similar adjustments for non-controlling interests and unconsolidated entities.
We believe FAD is a meaningful non-GAAP measure that provides useful information for considering our operating results relative to the amount of our distributions by removing the impact of certain non-cash items or items not considered ongoing operating costs from our operating results. Additionally, FAD should not be considered as an indication of our taxable income, a guaranty of our ability to pay dividends or as a proxy for the amount of dividends we may pay, as funds available for distribution excludes certain items that impact our cash needs.

FAD is calculated as FFO excluding (i) organizational costs advanced by the Adviser, (ii) preferred stock offering costs, (iii) equity based compensation awards and amortization of unvested restricted stock awards, (iv) unrealized (gains) losses from changes in the fair value of financial instruments, (v) unrealized (gains) losses from derivative instruments, net, (vi) foreign currency (gains) losses, net, (vii) operating expenses advanced by the Adviser until the advanced expenses are reimbursed to the Adviser, (viii) management fees and performance fees paid in shares of our common stock even if repurchased by us, and (ix) stockholder servicing fees paid during the period.
The components of funds available for distribution for the years ended December 31, 2024 and 2023 are:

$ in thousands	Year Ended December 31, 2024	Year Ended December 31, 2023
Net interest income	$36,151	$4,515
Commitment fee income, net of related party expense	10,430	3,432
Other income	882	—
Preferred stock offering costs(1)	—	(23)
Stockholder servicing fees paid to the Dealer Manager	(762)	(15)
Organizational costs not advanced by the Adviser	(11)	—
Operating expenses not advanced by the Adviser	(12,004)	(74)
Reimbursement of costs and expenses advanced by the Adviser	(279)	—
Subtotal	34,407	7,835
Dividends to preferred stockholders	(29)	(10)
Funds available for distribution	$34,378	$7,825
Reconciliation of Net Income to FFO and FAD
FFO and FAD, as defined above, are not measures defined by U.S. GAAP and certain adjustments made to our U.S. GAAP net income (loss) used in the determination of FFO and FAD will differ from U.S. GAAP. FFO and FAD should not be considered to be more relevant or accurate than the U.S. GAAP methodology in calculating net income (loss) or in evaluating our operating performance. FFO and FAD should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other U.S. GAAP measurements. Further, FFO and FAD are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. In addition, our methodology for calculating FAD may differ from methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported FAD may not be comparable to the FAD reported by other companies.
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

The table below provides a reconciliation of U.S. GAAP net income (loss) attributable to common stockholders to FFO and FAD for the following periods:

$ in thousands	Year Ended December 31, 2024	Year Ended December 31, 2023
Net income (loss) attributable to common stockholders	$26,044	$451
Funds from operations (FFO)	26,044	451
Adjustments:
Organizational costs advanced by Adviser(1)	18	707
Preferred stock offering costs	—	(23)
Equity based compensation expense	76	58
Unrealized (gain) loss on loans, net	19,558	—
Unrealized (gain) loss on secured financing facilities, net	(15,656)	—
Unrealized (gain) loss on derivative instruments, net	(4,064)	—
(Gain) loss on foreign currency transactions, net	(53)	—
Operating expenses advanced by Adviser(2)	5,774	6,647
Reimbursement of organizational, offering and operating expenses advanced by the Adviser	(279)	—
Non-cash management fee	1,654	—
Non-cash performance fee	2,068	—
Stockholder servicing fees paid to the Dealer Manager	(762)	(15)
Funds available for distribution (FAD)	$34,378	$7,825
(1)    Represents organizational costs as reported on our consolidated statements of comprehensive income, excluding certain organizational costs not advanced by the Adviser of $11,000 and $— for the period ending December 31, 2024 and 2023, respectively.
(2)    Includes debt issuance costs related to borrowings, general and administrative and other operating expenses which were advanced by the Adviser through May 31, 2024.

Distributions
To maintain our qualification as a REIT, U.S. federal income tax law generally requires that we distribute at least 90% of our REIT taxable income annually, determined without regard to the deduction for dividends paid and excluding net capital gains. We plan to distribute at least 100% of our REIT taxable income to our stockholders each year to comply with the REIT tax provisions and minimize tax liability. All distributions are made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time.
We began declaring monthly distributions in August 2023 with a cumulative distribution from FAD through that period. FAD is one metric, but not the exclusive metric that our Board uses to determine the amount, if any, and the payment date of dividends to be paid on our common stock. The following table summarizes our distributions declared during the years ended December 31, 2024 and 2023.

	Year Ended December 31, 2024		Year Ended December 31, 2023
$ in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$15,070	46%	$7,352	95%
Reinvested in shares	17,598	54%	395	5%
Total distributions	$32,668	100%	$7,747	100%
Sources of Distributions
Cash flows from operating activities	$32,668	100%	$7,747	100%
Offering proceeds	—	—	—	—
Financing proceeds	—	—	—	—
Total sources of distribution	$32,668	100%	$7,747	100%

Net cash provided by operating activities	$47,067		$9,039
The table below details the net distribution per share for each of our common share classes for the year ended December 31, 2024:

Declaration Date	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares
January 31, 2024	$0.1600	$0.1419	$0.1600	$—	$0.1600	$0.1600	$—
February 29, 2024	0.1600	0.1419	0.1600	—	0.1600	0.1600	—
March 31, 2024	0.1600	0.1428	0.1600	—	0.1600	0.1600	—
March 31,2024(1)	0.3800	0.3800	0.3800	—	0.3800	0.3800	—
April 30, 2024	0.1600	0.1426	0.1600	—	0.1600	0.1600	0.1600
May 31, 2024	0.1600	0.1419	0.1600	—	0.1600	0.1600	0.1600
May 31, 2024(1)	0.3000	0.3000	0.3000	—	0.3000	0.3000	0.3000
June 30, 2024	0.1583	0.1426	0.1600	—	0.1600	0.1600	0.1600
July 31, 2024	0.1583	0.1420	0.1600	—	0.1600	0.1600	0.1600
August 31, 2024	0.1582	0.1419	0.1600	—	0.1600	0.1600	0.1600
September 30, 2024	0.1598	0.1424	0.1600	—	0.1600	0.1600	0.1600
September 30,2024(1)	0.1500	0.1500	0.1500	—	0.1500	0.1500	0.1500
October 31, 2024	0.1598	0.1419	0.1600	—	0.1600	0.1600	0.1600
November 30, 2024	0.1599	0.1424	0.1600	—	0.1600	0.1600	0.1600
December 31, 2024	0.1599	0.1419	0.1600	—	0.1600	0.1600	0.1600
Total (2)	$2.7442	$2.5362	$2.7500	$—	$2.7500	$2.7500	$1.8900

(1) Includes a special distribution that was paid in addition to the monthly distribution declared for the month.

(2) The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. Certain investors began purchasing Class S shares subject to the stockholder servicing fee in June 2024.

The table below details the net distribution per share for each of our outstanding common share classes for the year ended December 31, 2023:

Declaration Date	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares
August 31, 2023	$3.6180	$—	$3.6180	$—	$3.6180	$3.6180
September 30, 2023	0.2638	—	0.2638	—	0.2638	0.2638
October 31, 2023(1)	0.1600	0.1419	0.1600	—	0.1600	0.1600
November 30, 2023	0.1600	0.1424	0.1600	—	0.1600	0.1600
December 31, 2023	0.1600	0.1418	0.1600	—	0.1600	0.1600
December 31, 2023(2)	0.4010	0.4010	0.4010	—	0.4010	0.4010
	$4.7628	$0.8271	$4.7628	$—	$4.7628	$4.7628

(1) We commenced sales in the Continuous Offering on October 1, 2023.
(2) Includes a special distribution that was paid in addition to the monthly distribution declared for the month.
Unregistered Sales of Equity Securities
The following table details the common shares issued under our distribution reinvestment plan for the three months ended December 31, 2024:

$ in thousands, except share and per share amounts	Issuance Date	Number of Shares	Price per Share	Total Value
Class S-1	October 16, 2024	33,709	$25.2032	$850
Class I	October 16, 2024	15,842	$25.1862	$399
Class E	October 16, 2024	648	$25.4288	$16
Class F	October 16, 2024	97,432	$25.5137	$2,485
Class S-1	November 13, 2024	18,053	$25.1673	$454
Class I	November 13, 2024	9,358	$25.1285	$235
Class E	November 13, 2024	342	$25.3325	$9
Class F	November 13, 2024	50,887	$25.5195	$1,299
Class S-1	December 13, 2024	21,575	$25.1945	$544
Class I	December 13, 2024	10,096	$25.1591	$254
Class E	December 13, 2024	362	$25.3982	$9
Class F	December 13, 2024	51,087	$25.5788	$1,307
The transactions reflected above were exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) thereof.
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
During the year ended December 31, 2024, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (3)
April 2024(4)	3,990,638	$25.06	—	—
June 2024	1,200	$23.85	1,200	—
August 2024	10,644	$23.92	10,644	—
October 2024	2,941	$23.91	2,941	—
November 2024	11,603	$25.18	11,603	—
December 2024	2,181	$25.16	2,181	—
	4,019,207	$25.05	28,569	—

(1)Shares repurchased within one year of the date of issuance generally will be repurchased at 95% of the current transaction price, subject to certain limited exception.
(2)Number of shares repurchased as part of publicly announced plans or programs include share repurchases, if any, under our share repurchase plan.
(3)All repurchase requests under our share repurchase plan were satisfied.
(4)The Total Number of Shares Repurchased and Average Price Paid per Share includes 3,990,638 shares of our redeemable common stock held by Invesco Realty, Inc. repurchased outside of the share repurchase plan, with an average price paid per share of $25.06, related to shares that were previously issued pursuant to the Invesco Subscription Agreement. Invesco’s affiliate may not submit its shares for repurchase under our share repurchase plan until the earlier of March 23, 2028 and the date that our aggregate NAV is at least $1.5 billion. See Item 7. “Management's Discuss and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Recourses” for additional information regarding share repurchases from Invesco’s affiliate.
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

ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis disclosed herein apply to material changes in our consolidated financial statements for 2024 and 2023. For the comparison of 2023 and 2022, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2023 Annual Report on Form 10-K, filed with the SEC on March 29, 2024. The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Part IV, Item 15 of this Report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion and analysis as a result of various factors, including but not limited to those discussed in Part 1 Item IA — “Risk Factors” in this Annual Report on Form 10-K.

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
We are externally managed by our Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco, an independent global investment management firm. Our Adviser utilizes the personnel and global resources of Invesco Real Estate to provide investment management services to us. We qualified to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2023. We operate our business in a manner that permits our exclusion from the definition of an “Investment Company” under the Investment Company Act.
We are engaged in the Continuous Offering of our common stock to “accredited investors” (as defined by Rule 501 promulgated pursuant to the Securities Act) under exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws.
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
Due to the floating rate nature of our loan portfolio, we are subject to changes in benchmark rates. Decline in benchmark interest rates could ultimately lead to lower interest income received from our floating rate debt investments. To mitigate the impact of reduced interest income as a result of declining benchmark rates, we have structured interest rate floors for each of the loans where the borrower will be required to pay minimum debt service payments should rates fall below a predetermined amount. Additionally, during a falling benchmark interest rate environment, our overall cost of borrowings decreases as well.
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
Market Conditions

As of December 31, 2024, the Company had originated 46 commercial loans since it began investing in May 2023. While the Federal Reserve made progress with interest rate cuts in 2024, the current monetary policy and anticipated higher for longer rate environment continues to impact U.S. commercial real estate transaction activity. In 2024, we benefited from elevated interest rates related to the interest income received from our commercial real estate loan investments and reduced competition in the market over the course of 2024 as compared to 2023.

Outlook

The commercial real estate market saw increased lending activity towards the end of 2024. We continue to monitor the competitive landscape along with the anticipated return of some larger banks, after a being less active real estate lenders for the last few years, as existing loans are paid off. We expect that smaller regional and community banks are likely to remain less active lenders through 2025. As more liquidity re-enters the real estate credit markets we anticipate some reversion to historical average pricing and credit standards. Nonetheless, we believe today’s market environment continues to present an attractive entry point for private loans secured by commercial real estate as a result of the “higher for longer” interest rate environment, elevated refinancing opportunities, and slowly increasing transaction activity.

Additional factors supporting a positive lending market environment include additional activity in the CMBS market at the start of 2025 with the issuance of multiple single-borrower deals as well as CRE CLO CMBS issuance, and continued spread tightening in the CMBS market. Agency CMBS lenders are anticipating an uptick in origination volume in 2025 with borrowers focused on selling, recapitalizing, or refinancing existing deals.

Financial Condition
Investment Activities
We commenced investing in domestic commercial real estate loans in May 2023 and in European loans in September 2024. As of December 31, 2024, we originated 46 commercial real estate loans totaling $2.4 billion. We elected the fair value option for our commercial real estate loan investments and, accordingly, we recognize any origination costs or fees associated with the loans in the period of origination. Our domestic loan investments earn interest at term SOFR plus a spread and had a weighted average interest rate of 7.41% as of December 31, 2024. Our European loans earn interest at either three-month Euribor or three-month SONIA and had a weighted average interest rate of 7.13% at December 31, 2024. During the year ended December 31, 2024, we earned $108.5 million of interest income on these loans.
The following table details overall statistics for our loan portfolio as of December 31, 2024 and 2023:

	Balance Sheet Portfolio
$ in thousands	As of December 31, 2024	As of December 31, 2023
Number of investments	46	10
Principal balance	$2,390,362	$613,503
Fair value	$2,391,078	$613,503
Unfunded loan commitments(1)	$298,266	$57,903
Weighted-average interest rate(2)	7.38%	8.53%
Weighted-average life (years)(3)	4.3	4.7
Origination loan to value (LTV)(4)	63%	65%
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
(4)    LTV is generally based on the initial loan amount and the independent property appraisals at the time of origination.

The following charts illustrate the diversification and composition of our loan portfolio based on fair value as of December 31, 2024:

The following table details our loan activity:

$ in thousands	Year Ended December 31, 2024	Year Ended December 31, 2023
Loan originations	$1,745,012	$607,178
Loan fundings	52,142	6,325
Loan repayments and sales	—	—
Total net fundings	$1,797,154	$613,503

The following table provides details of our loan portfolio, on a loan-by-loan basis, as of December 31, 2024:

$ in thousands
Metropolitan Statistical Area	Property Type	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Current Maturity	Maximum Maturity(3)
Phoenix	Industrial	05/17/2023	7.75%	$136,000	$123,138	$123,137	6/9/2025	06/9/2028
San Jose	Multifamily	05/31/2023	7.55%	41,700	41,700	41,700	6/9/2026	06/9/2028
New York (4)	Multifamily	07/26/2023	7.50%	73,600	73,600	73,600	8/9/2026	08/9/2028
Los Angeles	Multifamily	08/4/2023	7.50%	85,180	81,037	81,037	8/9/2025	08/9/2028
Miami	Industrial	08/25/2023	7.75%	42,676	36,387	36,387	9/9/2025	09/9/2028
Richmond	Industrial	09/25/2023	7.75%	38,300	34,587	34,587	10/9/2025	10/9/2028
Atlanta	Industrial	11/6/2023	7.75%	92,950	84,227	84,227	11/9/2025	11/9/2028
Dallas	Multifamily	12/7/2023	7.20%	70,000	64,495	64,566	12/9/2026	12/9/2028
Seattle	Multifamily	12/12/2023	7.35%	68,500	68,500	68,505	12/9/2026	12/9/2028
New York (5)	Multifamily	12/21/2023	7.40%	22,500	22,500	22,500	12/9/2026	12/9/2028
Houston	Multifamily	01/24/2024	7.40%	61,500	61,000	61,033	02/9/2027	02/9/2029
New York	Multifamily	02/8/2024	7.40%	120,000	76,865	76,908	02/9/2027	02/9/2029
Orange County	Multifamily	03/5/2024	7.55%	56,600	56,287	56,287	03/9/2027	03/9/2029
Los Angeles	Multifamily	03/28/2024	7.40%	45,000	41,535	41,546	04/9/2026	04/9/2029
Los Angeles	Multifamily	04/12/2024	7.45%	66,050	60,738	60,765	04/9/2027	04/9/2029
New York	Multifamily	05/2/2024	7.40%	150,000	40,724	40,771	05/9/2027	05/9/2029
Fort Worth	Multifamily	05/15/2024	7.30%	22,500	21,775	21,776	06/9/2026	06/9/2029
Fort Worth	Multifamily	05/15/2024	7.30%	23,650	23,500	23,501	06/9/2026	06/9/2029
Orange County	Industrial	05/31/2024	7.25%	47,275	42,839	42,858	06/9/2027	06/9/2029
Dallas	Multifamily	06/7/2024	7.20%	40,740	35,689	35,722	06/9/2027	06/9/2029
San Francisco	Multifamily	06/17/2024	7.05%	33,500	30,350	30,374	07/9/2027	07/9/2029
Jacksonville	Multifamily	06/28/2024	7.50%	40,350	38,399	38,399	07/9/2027	07/9/2029
Various U.S.	Self-Storage	07/10/2024	7.60%	42,448	40,586	40,586	08/9/2027	08/9/2029
Houston	Multifamily	07/24/2024	7.30%	50,750	49,750	49,750	08/9/2026	08/9/2029
Tampa	Multifamily	08/1/2024	7.10%	41,750	41,750	41,750	08/9/2027	08/9/2029
Dallas	Multifamily	08/1/2024	7.25%	44,000	44,000	44,000	08/9/2026	08/9/2029
Las Vegas	Industrial	08/20/2024	7.20%	55,515	53,325	53,325	09/9/2027	09/9/2029
Washington D.C.	Multifamily	08/28/2024	7.15%	101,000	98,500	98,500	09/9/2027	09/9/2029
Various U.S.	Self-Storage	08/27/2024	7.60%	11,267	10,260	10,260	09/9/2027	09/9/2029
Various U.S.	Industrial	08/30/2024	7.80%	83,500	77,488	77,488	09/9/2027	09/9/2029
Various U.S.	Industrial	09/12/2024	7.15%	128,010	121,890	121,890	10/9/2027	10/9/2029
Various U.S.	Industrial	09/13/2024	7.15%	47,881	47,881	47,881	10/9/2027	10/9/2029
Barcelona, Spain	Industrial	09/26/2024	6.55%	95,043	95,043	95,159	10/9/2027	10/9/2028
Paris, France	Industrial	09/26/2024	6.55%	84,915	84,915	85,019	10/9/2027	10/9/2028
Bristol, UK	Industrial	09/26/2024	8.13%	104,048	104,048	104,230	10/9/2027	10/9/2028
Tacoma	Self-Storage	10/8/2024	7.60%	13,356	12,659	12,659	10/9/2027	10/9/2029
Gainesville	Self-Storage	10/8/2024	7.60%	7,030	6,702	6,702	10/9/2027	10/9/2029
Lynchburg	Self-Storage	10/8/2024	7.60%	14,225	13,084	13,084	10/9/2027	10/9/2029
Los Angeles	Multifamily	10/10/2024	7.25%	22,545	20,360	20,360	10/9/2026	10/9/2029
Washington D.C.	Multifamily	10/15/2024	7.10%	98,900	97,400	97,400	10/9/2027	10/9/2029
San Jose	Industrial	10/31/2024	12.23%	30,000	5,238	5,238	10/31/2027	10/31/2029
New York(6)	Multifamily	12/6/2024	7.15%	61,897	61,397	61,397	12/9/2027	12/9/2029
Orange County	Industrial	12/13/2024	7.35%	67,832	54,400	54,400	01/9/2028	01/9/2030
Riverside	Industrial	12/17/2024	7.60%	58,092	46,563	46,563	01/9/2028	01/9/2030
Ft Lauderdale	Self-Storage	12/18/2024	7.60%	14,251	12,920	12,920	01/9/2028	01/9/2030
Chicago	Industrial	12/20/2024	7.35%	31,802	30,331	30,331	01/9/2028	01/9/2030
			7.38%	$2,688,628	$2,390,362	$2,391,078

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
(6)The total whole loan is $61.9 million, including (i) a senior mortgage loan of $49.5 million and (ii) a mezzanine note of $12.4 million.
Significant Borrowers/Sponsors
As of December 31, 2024, we have invested in 46 commercial real estate loans with a fair value of $2.4 billion. Our portfolio consists of the following significant borrowers or sponsors:

$ in thousands
Counterparty	Loan Count	Fair Value	% of Loan Portfolio
Borrower A(1)	3	241,951	10%
Borrower B(2)	3	284,408	12%
Sponsor A(3)	7	320,453	13%
Sponsor B(3)	11	323,688	14%
(1) These loans are cross collateralized and cross defaulted under a master credit agreement. The Company has committed to fund an additional $25.3 million under the master credit agreement for leasing costs, interest reserves and capital expenditures. The loans that the Company has made under the master credit agreement are guaranteed by an affiliate of the borrower that, in turn, indirectly owns the borrower. These loans are cross collateralized and cross defaulted under master credit agreements with a single borrower.
(2) These loans are cross collateralized and cross defaulted under a master credit agreement.
(3) These loans are affiliated with a single institutional investment manager as of December 31, 2024.

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
Our loan portfolio had a weighted-average loan risk rating of 2.8 as of December 31, 2024 and 2.7 as of December 31, 2023.
Financing and Other Liabilities
We utilize a revolving line of credit as a short-term cash management tool to pay fees and expenses and bridge portfolio-level financing arrangements. Our revolving line of credit bears interest at a one-month term SOFR plus a spread and had a weighted average borrowing rate of 8.26% as of December 31, 2024.
We finance the majority of our commercial real estate loan portfolio through secured financing facilities that are structured as repurchase agreements and term lending agreements. These agreements charge interest at one-month term SOFR plus a spread for our USD denominated borrowings, three-month Euribor plus a spread for our Euro denominated borrowings, and three-month SONIA plus a spread for our British pound sterling denominated borrowings. These facilities had a weighted average borrowing rate of 5.96% as of December 31, 2024.

The below table summarizes our borrowings as of December 31, 2024(1).

			December 31, 2024
$ in thousands	Current Maturity	Extension Options	Period-End Weighted Average Rate	Maximum Facility Size	Available Capacity	Amount Outstanding

Term Lending Agreement
INCREF Lending II	Match-term	Match-term	6.68%	$300,000	$165,482	$134,518

Secured Lending Agreements
Term Financing
INCREF Lending I	Oct 2026	Oct 2029	5.27%	837,517	114,845	722,672

Repurchase Agreements
Morgan Stanley Bank N.A.	May 2025	May 2027	6.66%	500,000	157,991	342,009
Citibank N.A.	Sep 2026	Sep 2028	6.10%	500,000	223,677	276,323
Barclays	Apr 2027	Apr 2029	6.31%	500,000	300,695	199,305
Wells Fargo	May 2026	May 2029	6.29%	200,000	20,538	179,462
Bank of Montreal	Jul 2025	Jul 2028	—%	25,000	25,000	—
Total secured financing facilities				$2,862,517	$1,008,228	$1,854,289

Revolving Credit Facility			8.26%	$135,000	$135,000	$—
(1) See Note 4 - “Borrowings” for important footnotes to the borrowings table above and other disclosures.

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
As of December 31, 2024, we were in compliance with the covenants of our financing facilities.

Results of Operations
For the years ended December 31, 2024 and 2023, our results of operations consisted of:

$ in thousands except per share amount	Year Ended December 31, 2024	Year Ended December 31, 2023	2024 vs. 2023 $ Change
Net Interest Income
Commercial real estate loan interest income	$108,478	$17,688	$90,790
Other interest income	1,891	298	1,593
Interest expense	(74,218)	(13,471)	(60,747)
Net interest income	36,151	4,515	31,636

Other Income (Expense)
Unrealized gain (loss) on loans, net	(19,558)	—	(19,558)
Unrealized gain (loss) on secured financing facilities, net	15,656	—	15,656
Gain (loss) on derivative instruments, net	4,064	—	4,064
Gain (loss) on foreign currency transactions, net	53	—	53
Commitment fee income, net of related party expense of $10,406 and $3,212, respectively	10,430	3,212	7,218
Other income	882	220	662
Total other income (expense), net	11,527	3,432	8,095

Expenses
Management and performance fees - related party	3,722	—	3,722
Debt issuance and other financing costs related to borrowings, at fair value	10,599	3,727	6,872
Organizational costs	29	707	(678)
General and administrative	7,255	3,052	4,203
Total expenses	21,605	7,486	14,119

Net income (loss)	$26,073	$461	$25,612
Dividends to preferred stockholders	(29)	(10)	(19)
Net income (loss) attributable to common stockholders (1)	$26,044	$451	$25,593

Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$1.95	$0.29	$1.66
Diluted	$1.95	$0.29	$1.66
Weighted average number of shares of common stock
Basic	13,350,249	1,576,538	11,773,711
Diluted	13,350,440	1,576,588	11,773,852
(1) Net income in the above table differs from comprehensive income in the consolidated statements of comprehensive income due to the $65,000 currency translation adjustment, which represents gains or losses from converting consolidated foreign subsidiaries' financial statements into the parent company's reporting currency for financial reporting purposes. These amounts do not result from operations and are not reflected above in net income.

Net Income Attributable to Common Stockholders
We commenced investing in domestic commercial real estate loans in May 2023 and had originated ten loans by December 31, 2023. We continued to ramp-up our domestic loan portfolio during 2024 and also started investing in European loans in September of 2024. As of December 31, 2024, we had originated 46 loans. Net income attributable to common stockholders increased by $25.6 million during the year ended December 31, 2024, compared to the same period ended December 31, 2023. The increase was mainly driven by a higher number of commercial real estate loan originations during the period, which resulted in an increase in net interest income and commitment fee income, net of related party expenses. Additionally, interest expense increased as borrowings to finance the new investments also grew accordingly during the period. The significant increase in loan volume during 2024 makes our results of operations for the two periods not comparable. Additionally, the results of operations for the period October 27, 2022 (date of incorporation) through December 31, 2022 were not significant and we did not issue any equity during that period.

Net Interest Income

Yield on Average Earning Assets

The table below presents information related to our average earning assets and earning asset yields for the years ended December 31, 2024 and 2023.

$ in thousands	Year Ended December 31, 2024	Year Ended December 31, 2023
Average earning assets(1)	$1,402,746	$340,752
Average earning assets yield(2)	7.73%	7.79%
(1)    Average earning assets for the year ended December 31, 2023 are based on the weighted month-end balances commencing in May 2023.
(2)    Average earning assets yield is calculated by dividing interest income by average earning assets. All yields are annualized.

Interest Expense and Cost of Funds

The table below presents information related to our borrowings and cost of funds for the years ended December 31, 2024 and 2023.

$ in thousands	Year Ended December 31, 2024	Year Ended December 31, 2023
Average borrowings(1)	$1,092,187	$289,709
Maximum borrowings(2)	$1,854,289	$471,861
Average cost of funds(3)	6.80%	6.97%
(1)    Average borrowings increased to finance new investments which grew correspondingly during the period. Average borrowings for the year ended December 31, 2023 are based on the weighted month-end balances commencing in May 2023. The significant increase in loan volume during 2024 makes our results of operations for the two periods not comparable.
(2)    Amount represents the maximum borrowings at each month-end within the period.
(3)    Average cost of funds is calculated by dividing annualized interest expense by average borrowings. Average cost of funds reduced over the past year due to a combination of reduced benchmark rates and reduced pricing on our secured financing facilities.

Our interest expense for the years ended December 31, 2024 and 2023 is summarized below.

$ in thousands	Year Ended December 31, 2024	Year Ended December 31, 2023
Secured financing facilities interest expense	$72,791	$11,819
Revolving credit agreement interest expense	1,427	1,652
Total interest expense	$74,218	$13,471

Other Income (Expense), Net
The valuation of our commercial real estate loans, secured financing facilities, and revolving credit facility is performed by an independent valuation advisor. For the year ended December 31, 2024, we did not observe material changes in the collateral risks in our portfolio, however we did observe changes in market pricing for similar loan types to those in our portfolio and recorded a net unrealized gain of $0.7 million on our investments. For the year ended December 31, 2023, we did not record an unrealized gain or loss on our commercial real estate loan investments as we did not observe material changes in the collateral risks or market pricing of our portfolio during the period. We compared the features of our loans to the interest rates and terms required by lenders in the new loan origination market for similar loans, and the yield required by investors acquiring similar loans in the secondary market. We also compared current market and collateral conditions to those present at origination or acquisition.
For the year ended December 31, 2024, we recorded a net unrealized loss of $0.6 million on our secured financing facilities following a review of market interest rates, which reflect estimates for how lenders would price equivalent loans for the remaining terms, for similar borrowing agreements with comparable loan-to-value ratios and credit profiles. For the year ended December 31, 2023, we did not record an unrealized gain or loss on our secured financing facilities as we did not observe material changes in the market interest rates during the period.
For the year ended December 31, 2024, we recorded an unrealized loss of $20.3 million relating to foreign exchange rate movement on our non-U.S. dollar denominated commercial real estate loan investments and intercompany loans used to fund loan investments in certain foreign jurisdictions. Approximately $16.2 million of this amount was offset by unrealized gains from foreign exchange rate movement on our non-U.S. dollar secured financing facilities.
We enter into currency forward contracts to help mitigate the impact of changes in foreign currency exchange rates on our investments and financing transactions denominated in currencies other than the United States dollar. Despite being economic hedges, we have elected not to treat our foreign currency forwards as hedges for accounting purposes and, therefore, the realized and unrealized gains and losses associated with such instruments are included in gain (loss) on derivative instruments, net and may not fully offset the foreign exchange gains and losses on the loans and secured financing facilities. For the year ended December 31, 2024, we recorded an unrealized gain on currency forward contracts of $4.1 million.

We generally seek to charge each borrower a commitment fee that is calculated as a percent of the whole loan on a fully-funded basis, as determined by the Adviser at the time of origination. We pay our Adviser 50% (not to exceed 0.5% of the whole loan amount on a fully-funded basis) of any commitment fee charged to borrowers in connection with each new loan. We recognize commitment fees immediately in earnings because we elected the fair value option for our loan investments. For the year ended December 31, 2024, we earned approximately $10.4 million of commitment fee income, after related party expenses, and $882,000 of other income on our loan investments.

Expenses

Our expenses for the year ended December 31, 2024 totaled $21.6 million and primarily consisted of debt issuance and other financing costs, organizational costs and general and administrative expenses.

Management fees and performance fees began to accrue on March 1, 2024. Management fees are accrued monthly and paid quarterly in arrears and performance fees are paid annually. The management fee is based on our NAV and is paid to the Adviser as compensation for services provided under the Advisory Agreement. The performance fee is based on Performance Fee Income, as defined in our Advisory Agreement. We will not pay the Adviser a performance fee with respect to any class of shares that has a negative total return per share for the calendar year. Total return is determined based on total distributions plus the change in NAV. During the year ended December 31, 2024, we incurred management fees of $1.7 million and performance fees of $2.1 million. As permitted under the Advisory Agreement, we paid these fees to the Adviser in Class E common stock in February 2025.

We expense debt issuance costs as incurred because we elected the fair value option for our secured financing facilities and revolving credit facility. When we incur debt issuance costs prior to a debt facility closing, we expense the costs as incurred if we intend to elect the fair value option to account for the debt facility and the closing is probable as of the balance sheet date. Our debt issuance and other financing costs primarily consist of upfront lender fees and legal costs directly associated with entering into our debt facilities. For the year ended December 31, 2024, debt issuance and other financing costs increased by $6.9 million due to the increase in the number of secured financing facilities we negotiated during 2024.

Our organizational costs for the year ended December 31, 2024 primarily consisted of legal and state registration fees.
Our general and administrative expenses for the year ended December 31, 2024 primarily consisted of accounting, auditing, legal and other professional fees.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings, and fund other general business needs, including our offering and operating expenses. Our offering and operating expenses include, among other things, the management and performance fees we pay to the Adviser, selling commissions, dealer manager fees and stockholder servicing fees we pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, and transfer agent fees. The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. The Adviser or the Adviser's affiliates may provide us services that would otherwise be performed by third parties. In such event, we will reimburse the Adviser or the Adviser's affiliate the cost of performing such services provided that such reimbursements will not exceed the amount that would be payable if such services were provided by a third party in an arms-length transaction.

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
We held cash and cash equivalents of $80.2 million and restricted cash of $19.8 million as of December 31, 2024. Our cash and cash equivalents change due to normal fluctuations in cash balances related to the timing of principal and interest payments and loan origination and funding activity. Our restricted cash changes based on the volume of new subscriptions for our shares and for payment of dividends by foreign subsidiaries after regulatory approval has been obtained.
The following table sets forth changes in cash and cash equivalents and restricted cash for the years ended December 31, 2024 and 2023.

$ in thousands	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash flows from operating activities	$47,067	$9,039
Cash flows from investing activities	(1,797,154)	(613,503)
Cash flows from financing activities	1,824,581	629,975
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	—
Net change in cash, cash equivalents and restricted cash	$74,493	$25,511
Our operating activities provided net cash of $47.1 million for the year ended December 31, 2024, primarily driven by a material increase from prior year in net interest income, which is income generated by our investments less financing costs.
Our investing activities used net cash of $1.8 billion in the year ended December 31, 2024 and consisted of originating 36 commercial real estate loan investments during the period.
Our financing activities provided net cash of $1.8 billion in the year ended December 31, 2024. During the year ended December 31, 2024, we made net repayments on our revolving credit facility of $14.0 million and we received net proceeds from our secured financing facilities of $1.4 billion, respectively and net proceeds from the issuance of common stock and redeemable common stock of $385.6 million and $144.7 million, respectively. We also received net proceeds of $19.8 million from investor subscriptions paid in advance. Additionally, we used cash of $16.4 million and $7.1 million for the year ended December 31, 2024 to pay dividends and debt issuance costs, respectively. Additionally, we used cash of $100.0 million to repurchase redeemable common stock.

As of December 31, 2024, our total assets were approximately $2.5 billion and consisted primarily of 46 investments in commercial real estate loans totaling $2.4 billion, restricted cash of $19.8 million and cash and cash equivalents of $80.2 million. We financed our commercial real estate loan investments with $1.9 billion of secured financing facility borrowings.
Our primary sources of liquidity as of December 31, 2024 and 2023 are summarized in the following table:

$ in thousands	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash and cash equivalents	$80,221	$1,975
Available borrowings under revolving credit agreements	135,000	86,000
Available borrowings under secured financing facilities	1,008,228	226,283
	$1,223,449	$314,258
Our target Leverage Ratio is 50% to 65% of the aggregate value of the underlying collateral of our senior Credit Assets, and our maximum permitted Leverage Ratio is 65%. “Leverage Ratio” calculated for portfolio management purposes is measured by dividing (x) the sum of our outstanding liabilities under our direct leverage portfolio-level financing facilities by (y) the aggregate of the underlying collateral securing the loans in our portfolio that are not subordinated loans at the time such leverage is incurred.
We also may use Company-level credit facilities or other financing arrangements that are not secured by Credit Assets or other investments as short-term cash management tools to pay fees and expenses and bridge portfolio-level financing arrangements. There is no limit on the short-term indebtedness we may incur under revolving credit facilities, but any of these amounts outstanding for 12 months or longer will be factored into the Leverage Ratio.
We called $150 million as of December 31, 2024 in capital under the Invesco Subscription Agreement. We may also call up to $150 million in additional capital (for a total of $300 million) in one or more closings if needed to avoid triggering any concentration limit imposed by a third party in connection with its distribution or placement of our shares or for purposes of repaying indebtedness drawn on the revolving credit facility. Invesco’s affiliate may not submit its shares for repurchase under our share repurchase plan until the earlier of March 23, 2028 and the date that our aggregate NAV is at least $1.5 billion. We can only accept a repurchase request from Invesco’s affiliate after all requests from unaffiliated stockholders have been fulfilled. We may elect to repurchase all or any portion of the shares acquired by Invesco’s affiliate at any time at a per share price equal to the most recently determined NAV per share for the applicable share class.
An institutional investor purchased $200 million of our Class F shares during 2024. The Class F stockholder may not submit its shares for repurchase under our share repurchase plan until the earlier of (i) the date our NAV reaches $1.5 billion and (ii) March 23, 2028. However, the Class F stockholder is entitled to request that we repurchase its shares in the event that there is a key person event or a material strategy change, as defined in the terms of the Class F subscription agreement.

If we are unable to raise substantial funds in our continuous private offerings, we will make fewer investments resulting in less diversification in terms of the type, number, and size of investments we make. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reduce our net income, and limit our ability to make distributions.
Reimbursement of Certain Costs Paid by the Adviser
Under the terms of our Advisory Agreement, the Adviser advanced all of our organizational, offering and operating expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through May 31, 2024. Starting in December 2024, we began reimbursing the Adviser for these costs ratably over 52 months. As of December 31, 2024, we owe the Adviser approximately $14.2 million for the remaining outstanding balance of the expenses advanced by the Adviser under this arrangement. Any operating expenses incurred by the Adviser on behalf of the fund after May 31, 2024 are reimbursed quarterly to the Adviser.

Starting with the quarter ending June 30, 2025, we may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in the Advisory Agreement) that exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any non-cash reserves and excluding any gain from the sale of our assets for that period (the “2% / 25% Guidelines”) for the four consecutive fiscal quarters then ended. We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.
Refer to Note 8 - “Related Party Transactions” of our Notes to Consolidated Financial Statements.
Forward-Looking Statements Regarding Liquidity
During the periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we may use our capital to fund repurchases. We continue to believe that our current liquidity position is sufficient to meet the needs of our business.
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
Contractual Obligations and Commitments
Commitments and contingencies may arise in the ordinary course of business. As of December 31, 2024, we had unfunded commitments of $298.3 million for 36 of our commercial real estate loan investments. The unfunded commitments generally consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the remaining current maturity of the related loans of 2.22 years.
We have also committed to pay counterparty legal, diligence and other fees in connection with new financing facilities in the ordinary course of business.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any material legal proceedings.
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
Valuation of Commercial Real Estate Loan Investments
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
We determine the fair value of our commercial loan investments by obtaining valuations from an independent valuation advisor, who values our commercial loan investments using a discounted cash flow analysis. The yield used in the discounted cash flow analysis is determined by comparing the features of the loan to the interest rates and terms required by lenders in the new loan origination market for similar loans and the yield required by investors acquiring similar loans in the secondary market as well as a comparison of current market and collateral conditions to those present at origination or acquisition. It is possible that changes in these inputs could change the valuation estimate.
Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for the estimated impact of a change in market benchmark spreads our net portfolio value, which is inclusive of changes in the fair value of our commercial loan investments.
Interest Income
Interest income on commercial loan investments is accrued based on the outstanding principal balance of the loan and their contractual terms. Income accrual is generally suspended for loans at the earlier of the date on which payments become 90 days past due or when recovery of income and principal becomes doubtful. Interest received after a loan becomes past due or impaired is used to reduce the outstanding loan principal balance. When a delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternately, loans that have been placed on nonaccrual status may be placed back on accrual status if restructured and after the loan is considered re-performing. As of and for the year ended December 31, 2024, all of our commercial loan investments have paid current interest and are considered performing.
Valuation of Financing Facilities
We have elected the fair value option for all of our existing secured financing facilities and revolving credit facilities as of the date of our financial statements. Under the fair value option, changes in fair value are recognized in our consolidated statements of operations. In our view, the fair value option election provides reduced complexity, greater consistency, understandability and comparability to the users of the financial statements.
We determine the fair value of our secured financing facilities and revolving credit facility by obtaining valuations from an independent valuation advisor. The independent valuation advisor values our repurchase agreements using a discounted cash flow analysis where the remaining debt service cash flow, based on the contractual economics stated in the loan agreement, is valued using a market interest rate which reflects an estimate for how a lender would price an equivalent loan for the remaining term. The independent valuation advisor values our revolving credit facility using a discounted cash flow analysis based on a determination of the price that would be paid by another market participant to assume the lender’s position in the transaction. It is possible that changes in these inputs could change the valuation estimate.
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

Recent Accounting Standards
See Note 2 - “Summary of Significant Accounting Policies” to our consolidated financial statements included in this Report.

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

As of December 31, 2024, we had $2.4 billion of floating rate commercial real estate loans, $1.9 billion of floating rate secured financing facilities and no balance outstanding on our revolving credit facility.

The net interest income sensitivity analysis table presented below shows the estimated impact over a twelve-month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of December 31, 2024. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience. Actual results could differ significantly from those estimated in the interest rate sensitivity table.

$ in thousands	At December 31, 2024
Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$5,354	9.70%
-1.00%	$(4,022)	(7.30)%

Certain assumptions have been made in calculating the interest rate risk sensitivities and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates at December 31, 2024. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investments, which can result in material changes to our interest rate risk in the portfolio.

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
While our investment objectives include avoiding excess sponsor/borrower concentration, we expect to experience some level of sponsor/borrower concentration prior to the time that we have raised substantial offering proceeds and acquired a broad portfolio of Credit Assets. As of December 31, 2024, we have invested in 46 commercial real estate loans with a fair value of $2.4 billion. Our portfolio includes the following loans that are cross collateralized and cross defaulted under master credit agreements with a single borrower.

Counterparty	Loan Count	Fair Value	% of Loan Portfolio
Borrower A(1)	3	241,951	10%
Borrower B	3	284,408	12%
(1) The Company has committed to fund an additional $25.3 million under the master credit agreement for leasing costs, interest reserves and capital expenditures. The loans that the Company has made under the master credit agreement are guaranteed by an affiliate of the borrower that, in turn, indirectly owns the borrower.

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

The investment portfolio value sensitivity analysis table presented below shows the estimated impact of a change in market benchmark spreads, up and down 100 basis points, on the fair value of our benchmark spread-sensitive investments and borrowings as of December 31, 2024, assuming a static portfolio and constant financing. When evaluating the impact of changes in benchmark spreads, prepayment assumptions and principal reinvestment rates are adjusted based on our Adviser’s expectations. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience. Actual results could differ significantly from those estimated in the benchmark spread sensitivity table.

$ in thousands	At December 31, 2024
Change in Benchmark Spreads	Projected Increase (Decrease) in Net Portfolio Value	Percentage Change in Projected Net Portfolio Value
+1.00%	$(9,569)	(1.78)%
-1.00%	$3,145	0.59%

Certain assumptions have been made in calculating the market value risk sensitivities and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. Furthermore, while the analysis reflects the estimated impact of benchmark spread increases and decreases on a static portfolio, we actively manage the size and composition of our investments, which can result in material changes to our benchmark spread risk portfolio.

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
Currency Risk
Our commercial real estate loan investments and secured financing facility borrowings that are denominated in a foreign currency are subject to risks related to fluctuations in foreign currency exchange rates. We mitigate this risk by entering into a series of foreign currency forward contracts to fix the U.S. dollar amount of foreign currency denominated cash flows (primarily interest income and principal payments) we expect to receive from our foreign currency investments.
Although we expect to substantially reduce our exposure to changes in portfolio value related to changes in foreign currency exchange rates, there can be no assurance that our hedges will eliminate all of our currency risk. For example, if actual repayments of our foreign currency-denominated loans occur sooner or later than expected, the hedge instruments are unlikely to fully protect us from changes in the valuation of such foreign currency. Additionally, we may be required under certain circumstances to collateralize our currency hedges for the benefit of a hedge counterparty, which could adversely affect our liquidity.
Despite being economic hedges, we have elected not to treat our foreign currency forwards as hedges for accounting purposes and, therefore, the changes in the value of such instruments, including actual and accrued payments, are included in our net income.
The following table represents our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	December 31, 2024
	Euro	GBP
Foreign currency assets	€176,306	£84,817
Foreign currency liabilities	(140,701)	(67,670)
Foreign currency contracts - notional, net	(39,474)	(19,417)
Net exposure to exchange rate fluctuations	€(3,869)	£(2,270)
Net exposure to exchange rate fluctuations in USD(1)	$(4,019)	$(2,846)
(1) Represents the U.S. dollar equivalent based on the Euro closing rate of 1.03872 and GBP closing rate of 1.25359 as of December 31, 2024.
For further information regarding our foreign currency forward contracts, see Note 5 - “Derivatives and Hedging Activities” of our consolidated financial statements in Part IV. Item 15 of this Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item and the reports of the independent accountants thereon required by Item 15 appear in the accompanying consolidated financial statements beginning on page F-1.
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
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the fourth quarter of 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2024, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2024.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Officer and Director Departure
On March 18, 2025, Beth A. Zayicek, one of our directors and our Chief Operating Officer, notified us of her resignation from her employment with Invesco Ltd., and therefore her resignation as our Chief Operating Officer, effective May 23, 2025. Ms. Zayicek will continue to serve as one of our directors until our 2025 annual meeting of stockholders on May 7, 2025, but will not stand for re-election at such time. Our board agreed to reduce its size from seven to six directors effective upon the end of Ms. Zayicek’s service on our board. Ms. Zayicek’s resignation is not due to any disagreement with our company on any matter relating to our operations, policies or practices. Scott Dennis, CEO of Invesco Real Estate and Chair of our Board, stated “Beth has been part of the management team since our inception in 2022. Her leadership has been pivotal to our growth and success, and she is leaving the Company well positioned for the future. We thank her for her significant contributions and dedicated service and wish her all the best in her future endeavors.”

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

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

PART IV.
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: The financial statements contained herein are set forth on pages F-3 - F-29 of this Report.
(a)(2) Financial Statement Schedules: Refer to Index to Financial Statement Schedules contained herein on page F-1 of this Report.

(a)(3) Exhibits: Refer to Exhibit Index starting on page 87 of this Report.

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

3.4
Certificate of Correction to the Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.4 of our Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2024.

3.5
Articles Supplementary Classifying and Designating a Class of Common Stock as Class S-1 Common Stock and Fixing Distribution and Other Preferences and Rights of Such Class, incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 10/A, filed with the SEC on August 25, 2023.

3.6
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

3.9
Articles Supplementary Classifying and Designating a Class of Preferred Stock as 12.5% Series A Cumulative Redeemable Preferred Stock and Fixing Distribution and Other Preferences and Rights of Such Class, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, filed with the SEC on June 29, 2023.

3.10
Articles Supplementary Classifying and Designating a Class of Preferred Stock as 12.5% Series A Cumulative Redeemable Preferred Stock and Fixing Distribution and Other Preferences and Rights of Such Class, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2023.

3.11	Bylaws of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10, filed with the SEC on June 29, 2023.

4.1*	Description of the Company’s Securities

4.2
Second Amended and Restated Distribution Reinvestment Plan adopted by the Company, effective as of August 20, 2024, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on August 21, 2024.

10.1
Amended and Restated Advisory Agreement, by and among, the Company, Invesco Commercial Real Estate Finance Investments, LP and Invesco Advisers, Inc., dated as of August 20, 2024, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on August 21, 2024.

10.2
Amended and Restated Dealer Manager Agreement, dated November 11, 2024, by and among the Company, Invesco Advisers, Inc. and Invesco Distributors, Inc., incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2024.

10.3
Subscription Agreement, by and between, Invesco Realty, Inc. and the Company, dated as of March 23, 2023, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10, filed with the SEC on June 29, 2023.

10.4
Amendment to that Subscription Agreement, by and between, Invesco Realty, Inc. and the Company, dated as of August 11, 2023, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10/A, filed with the SEC on August 25, 2023.

10.5
Amendment No. 2 to that Subscription Agreement, by and between, Invesco Realty, Inc. and the Company, dated as of August 23, 2023, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10/A, filed with the SEC on August 25, 2023.

10.6
Amendment No. 3 to that Subscription Agreement, by and between, Invesco Realty, Inc. and the Company, dated as of August 20, 2024, incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed with the SEC on August 21, 2024.

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

10.11
First Amendment to Revolving Credit Agreement, dated August 16, 2024, between INCREF Borrower, LLC, the Company, the Adviser, and Goldman Sachs Bank USA, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on August 21, 2024.

10.12^	Company 2023 Equity Incentive Plan, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10, filed with the SEC on June 29, 2023.

10.13^	Form of Stock Award, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10, filed with the SEC on June 29, 2023.

19	Insider Trading Policy, incorporated by reference to Exhibit 19 to the Company's 2023 Form 10-K filed with the SEC on March 29, 2024,

21*	Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Equity and Redeemable Equity Instruments; and (iv) Consolidated Statements of Cash Flows

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith
** Furnished herewith
+ Certain identified confidential information has been redacted from this exhibit because it is both (i) not material and (ii) the type that the registrant treats as private or confidential.
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

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO COMMERCIAL REAL ESTATE FINANCE TRUST, INC.
Date:	March 24, 2025	By:	/s/ Hubert J. Crouch
Hubert J. Crouch
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date
By:	/s/ Hubert J. Crouch	Chief Executive Officer and Director	March 24, 2025
	Hubert J. Crouch	(Principal Executive Officer)

By:	/s/ Courtney Popelka	Chief Financial Officer	March 24, 2025
	Courtney Popelka	(Principal Financial and Accounting Officer)

By:	/s/ R. Scott Dennis	Chairperson of the Board	March 24, 2025
R. Scott Dennis

By:	/s/ James H. Forson	Director	March 24, 2025
James H. Forson

By:	/s/ R. David Kelly	Director	March 24, 2025
R. David Kelly

By:	/s/ J. Ray Nixon	Director	March 24, 2025
J. Ray Nixon

By:	/s/ Paul E. Rowsey	Director	March 24, 2025
Paul E. Rowsey

By:	/s/ Beth A. Zayicek	Director	March 24, 2025
Beth A. Zayicek

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	F-2

Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023	F-3

Consolidated Statements of Comprehensive Income for the year ended December 31, 2024, December 31, 2023 and for the period from October 27, 2022 (date of incorporation) through December 31, 2022	F-4

Consolidated Statements of Changes in Stockholders' Equity and Redeemable Common Stock for the year ended December 31, 2024, December 31, 2023 and for the period from October 27, 2022 (date of incorporation) through December 31, 2022
F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2024, December 31, 2023 and for the period from October 27, 2022 (date of incorporation) through December 31, 2022	F-6

Notes to Consolidated Financial Statements	F-7

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2024	F-30

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Invesco Commercial Real Estate Finance Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Invesco Commercial Real Estate Finance Trust, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive income, of changes in stockholders’ equity and redeemable common stock and of cash flows for the years ended December 31, 2024 and 2023 and for the period from October 27, 2022 (date of incorporation) through December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023 and for the period from October 27, 2022 (date of incorporation) through December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
March 24, 2025

We have served as the Company’s auditor since 2023.

Invesco Commercial Real Estate Finance Trust, Inc.
Consolidated Balance Sheets

	As of
$ in thousands except share amounts	December 31, 2024	December 31, 2023
ASSETS
Commercial real estate loan investments, at fair value (including pledged loans of $2,355,509 and $591,003, respectively)	$2,391,078	$613,503
Cash and cash equivalents	80,221	1,975
Restricted cash	19,813	23,566
Interest receivable	12,600	2,448
Derivative assets, at fair value	4,064	—
Other assets	418	151
Total assets	$2,508,194	$641,643

LIABILITIES
Secured lending agreements, at fair value	$1,720,350	$457,861
Term lending agreement, at fair value	134,518	—
Revolving credit facility, at fair value	—	14,000
Interest payable	8,344	1,687
Dividends and distributions payable (including $961 and $2,363 due to related party, respectively)	3,765	3,138
Accounts payable, accrued expenses and other liabilities	23,159	23,978
Due to affiliates	31,342	10,167
Total liabilities	1,921,478	510,831

Commitments and contingencies (See Note 12)

Redeemable common stock - related party (See Note 9)	$151,367	$105,340

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized
12.5% Series A Cumulative Redeemable Preferred Stock, 228 shares issued and outstanding ($228 aggregate liquidation preference)	205	205
Common stock, Class S shares, $0.01 par value per share, 500,000,000 shares authorized	—	—
Common stock, Class S-1 shares, $0.01 par value per share, 500,000,000 shares authorized	72	11
Common stock, Class D shares, $0.01 par value per share, 500,000,000 shares authorized	—	—
Common stock, Class D-1 shares, $0.01 par value per share, 500,000,000 and no shares authorized, respectively	—	—
Common stock, Class I shares, $0.01 par value per share, 500,000,000 shares authorized	27	3
Common stock, Class E shares, $0.01 par value per share, 500,000,000 shares authorized	1	—
Common stock, Class F shares, $0.01 par value per share, 500,000,000 shares authorized	82	—
Additional paid-in capital	448,947	32,549
Accumulated other comprehensive income (loss)	(65)	—
Accumulated deficit	(13,920)	(7,296)
Total stockholders’ equity	435,349	25,472
Total liabilities, redeemable common stock and stockholders’ equity	$2,508,194	$641,643
The accompanying notes are an integral part of these consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Consolidated Statements of Comprehensive Income

$ in thousands except share and per share amounts	Year Ended December 31, 2024	Year Ended December 31, 2023	For the Period from October 27, 2022 (date of incorporation) through December 31, 2022
Net Interest Income
Commercial real estate loan interest income	$108,478	$17,688	$—
Other interest income	1,891	298	—
Interest expense	(74,218)	(13,471)	—
Net interest income	36,151	4,515	—

Other Income (Expense)
Unrealized gain (loss) on loans, net (includes $20.3 million of unrealized foreign exchange losses)	(19,558)	—	—
Unrealized gain (loss) on secured financing facilities, net (includes $16.2 million of unrealized foreign exchange gains)	15,656	—	—
Gain (loss) on derivative instruments, net	4,064	—	—
Gain (loss) on foreign currency transactions, net	53	—	—
Commitment fee income, net of related party expense of $10,406 and $3,212, respectively	10,430	3,212	—
Other income	882	220	—
Total other income (expense), net	11,527	3,432	—

Expenses
Management and performance fees - related party	3,722	—	—
Debt issuance and other financing costs related to borrowings, at fair value	10,599	3,727	—
Organizational costs	29	707	—
General and administrative	7,255	3,052	—
Total expenses	21,605	7,486	—

Net income (loss)	$26,073	$461	$—
Dividends to preferred stockholders	(29)	(10)	—
Net income (loss) attributable to common stockholders	$26,044	$451	$—

Net income (loss)	$26,073	$461	$—
Currency translation adjustment	(65)	—	—
Comprehensive income (loss)	26,008	461	—
Dividends to preferred stockholders	(29)	(10)	—
Comprehensive income (loss) attributable to common stockholders	$25,979	$451	$—

Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$1.95	$0.29	$—
Diluted	$1.95	$0.29	$—
Weighted average number of shares of common stock
Basic	13,350,249	1,576,538	—
Diluted	13,350,440	1,576,588	—
The accompanying notes are an integral part of these consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Common Stock

	Series A Preferred Stock	Class S Common Stock	Class S-1 Common Stock	Class D Common Stock	Class D-1 Common Stock	Class I Common Stock	Class E Common Stock	Class F Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Redeemable Common Stock
$ in thousands
Balance as of October 27, 2022	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2022	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	461	461	—
Proceeds from issuance of preferred stock, net of offering costs	205	—	—	—	—	—	—	—	—	—	—	205	—
Proceeds from issuance of common stock, net of offering costs	—	—	11	—	—	3	—	—	32,428	—	—	32,442	—
Proceeds from issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	105,340
Common stock distribution reinvestment	—	—	—	—	—	—	—	—	63	—	—	63	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(7,747)	(7,747)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(10)	(10)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	58	—	—	58	—
Balance as of December 31, 2023	$205	$—	$11	$—	$—	$3	$—	$—	$32,549	$—	$(7,296)	$25,472	$105,340
Net income (loss)	—	—	—	—	—	—	—	—	—	—	26,073	26,073	—
Proceeds from issuance of common stock, net of offering costs	—	—	59	—	—	23	1	79	401,815	—	—	401,977	—
Proceeds from issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	145,568
Common stock distribution reinvestment	—	—	2	—	—	1	—	3	15,667	—	—	15,673	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(32,668)	(32,668)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(29)	(29)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	76	—	—	76	—
Repurchase of common stock	—	—	—	—	—	—	—	—	(701)	—	—	(701)	—
Repurchase of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(100,000)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(65)	—	(65)	—
Adjustment to carrying value of redeemable common stock	—	—	—	—	—	—	—	—	(459)	—	—	(459)	459
Balance as of December 31, 2024	$205	$—	$72	$—	$—	$27	$1	$82	$448,947	$(65)	$(13,920)	$435,349	$151,367

The accompanying notes are an integral part of these consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Consolidated Statements of Cash Flows

$ in thousands	Year Ended December 31, 2024	Year Ended December 31, 2023	For the Period from October 27, 2022 (date of incorporation) through December 31, 2022
Cash flows from operating activities:
Net income (loss)	$26,073	$461	$—
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Unrealized (gain) loss on loans, net	19,558	—	—
Unrealized (gain) loss on secured financing facilities, net	(15,656)	—	—
(Gain) loss on derivative instruments, net	(4,064)	—	—
Debt issuance costs	8,998	3,727	—
Amortization of equity based compensation	76	58	—
Change in operating assets and liabilities:
Increase in operating assets	(10,540)	(2,521)	—
Increase in operating liabilities	8,083	2,099	—
Increase in due to affiliate	14,539	5,215	—
Net cash provided by operating activities	47,067	9,039	—
Cash flows from investing activities:
Originations and fundings of commercial real estate loans	(1,797,154)	(613,503)	—
Net cash used in investing activities	(1,797,154)	(613,503)	—
Cash flows from financing activities:
Proceeds from revolving credit facility	832,000	239,300	—
Repayment of revolving credit facility	(846,000)	(225,300)	—
Proceeds from secured financing facilities	1,868,800	457,861	—
Repayment of secured financing facilities	(456,137)	—	—
Proceeds from issuance of common stock, net of offering costs	385,627	34,991	—
Proceeds from issuance of preferred stock, net of offering costs	—	205	—
Proceeds from issuance of redeemable common stock	144,660	105,340	—
Repurchase of common stock	(646)	—	—
Repurchase of redeemable common stock	(100,000)	—	—
Proceeds from subscriptions paid in advance	19,784	23,566	—
Proceeds from related party loan	—	—	30
Repayment of related party loan	—	(30)	—
Cash paid for debt issuance costs	(7,110)	(1,402)	—
Payments of dividends	(16,397)	(4,556)	—
Net cash provided by financing activities	1,824,581	629,975	30
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	—	—
Net change in cash, cash equivalents and restricted cash	74,493	25,511	30
Cash, cash equivalents and restricted cash, beginning of period	25,541	30	—
Cash, cash equivalents and restricted cash, end of period	$100,034	$25,541	$30

Supplemental disclosures:
Interest paid	$67,560	$11,784	$—
Non-cash investing and financing activities:
Dividends and distributions declared not paid	$3,765	$3,138	$—
Common stock distribution reinvestment	$15,673	$63	$—
Issuance of redeemable common stock for payment of management fees	$908	$—	$—
Accrued common stock repurchases	$55	$—	$—
Deferred offering costs due to affiliate	$(78)	$78	$—
Offering costs due to affiliate	$7,138	$2,549	$—
Debt issuance costs due to affiliate	$405	$2,325	$—
Adjustment to carrying value of redeemable common stock	$459	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Notes to Consolidated Financial Statements
1.Organization and Business Purpose
Invesco Commercial Real Estate Finance Trust, Inc. (the “Company” or “we”) is a Maryland corporation incorporated in October 2022. Our primary investment strategy is to originate, acquire and manage a diversified portfolio of loans and debt-like preferred equity interests secured by, or unsecured but related to, commercial real estate. We commenced investing activities in May 2023. We own substantially all of our assets through Invesco Commercial Real Estate Finance Investments, L.P. (the “Operating Partnership”), a wholly-owned subsidiary. We are externally managed by Invesco Advisers, Inc. (the “Adviser”), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), an independent global investment management firm.
We qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2023. We have one operating segment and operate our business in a manner that permits our exclusion from the definition of an “Investment Company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
We are structured as a non-exchange traded, perpetual-life REIT and are engaging in a continuous, unlimited private placement offering of our common stock to “accredited investors” (as defined by Rule 501 promulgated pursuant to the Securities Act) (the “Continuous Offering”) under exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. The Class S, Class S-1, Class D, Class D-1, Class I, and Class E shares sold in our Continuous Offering have different upfront selling commissions, ongoing stockholder servicing fees, management fees and performance fees.
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

Translation of Foreign Currencies
Transactions in foreign currencies are recorded at the rates of exchange prevailing on the dates of the transactions. At each balance sheet date, monetary assets and liabilities that are denominated in foreign currencies are remeasured at the rates prevailing as of that date. Gains and losses arising on revaluation are included in the Consolidated Statements of Income.

The U.S. dollar is the functional currency of the Company and our consolidated entities operating in the United States. The functional currency of our consolidated entities outside of the United States is generally the principal currency of the economic environment in which the entity primarily generates and expends cash. We translate the financial statements of consolidated entities from their principal currency into U.S. dollars as of each reporting period. We translate assets and liabilities at the exchange rate in effect as of the financial statement date and translate income statement accounts using the weighted average exchange rate for the reporting period. Exchange differences arising on the translation of the net assets of foreign operations are taken directly to accumulated other comprehensive income in equity until the disposal of the net investment, at which time they are recognized in the Consolidated Statements of Comprehensive Income. Intercompany loans to foreign subsidiaries are eliminated in consolidation but the foreign currency gains or losses on these loans survive consolidation and are included in other income as “Unrealized foreign currency gain (loss) on loans, net” in the Consolidated Statements of Comprehensive Income.

Fair Value Measurements
We have elected the fair value option for our commercial real estate loan investments, our secured lending and term lending agreements (collectively, our secured financing facilities) and our revolving credit facility. The Company believes the fair value option will provide its financial statements users with reduced complexity, greater consistency, understandability and comparability.
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
In the month that we enter into a borrowing arrangement, we value our revolving credit facility and secured financing facilities at fair value, which approximates par. Thereafter, an independent valuation advisor values our revolving credit facility and secured financing facilities monthly. The independent valuation advisor calculates the fair value of the revolving credit facility based on a determination of the price that would be paid by another market participant to assume the lender’s position in the transaction. The fair value of secured financing facilities is calculated using a discounted cash flow analysis where the remaining debt service cash flow, based on the contractual economics stated in the loan agreement, is valued using a market interest rate which reflects an estimate for how a lender would price an equivalent loan for the remaining term. Additionally, we consider current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The market rate of interest is adjusted to reflect our own credit risk for recourse borrowings.
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

Commercial Real Estate Loan Investments
Commercial real estate loan investments structured as senior loans are generally secured by the borrower’s interest in underlying real estate, and those structured as mezzanine loans are generally secured by the borrower’s equity interests in entities that own underlying real estate. Our investments in commercial real estate loans are supported by perfected security interests in the underlying collateral. We report our commercial real estate loan investments at fair value as described in the Fair Value Measurements section of this Note 2 to the consolidated financial statements. We have elected the fair value option for the commercial loans that we have originated as of the date of our financial statements. We record changes in fair value within unrealized gain (loss) on commercial real estate loan investments, net in our consolidated statements of operations.
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

Stockholder Servicing Fees
As described in Note 8 - “Related Party Transactions”, we will pay a registered broker-dealer affiliated with the Adviser (the “Dealer Manager”) stockholder servicing fees over time for Class S, Class S-1, Class D and Class D-1 shares sold in the Continuous Offering. Under the terms of our agreement with the Dealer Manager, we calculate stockholder servicing fees as a percentage of Class S NAV, Class S-1 NAV, Class D NAV, and Class D-1 NAV on an annualized basis. We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class S, Class S-1, and Class D share is sold during the Continuous Offering and record the stockholder servicing fee as a reduction of Additional Paid-in Capital when we issue stock. We adjust the liability for stockholder servicing fees as the fees are paid to the Dealer Manager or when fees are no longer payable under the terms of our agreement with the Dealer Manager.
Secured Financing Facilities
We have financed our investments in commercial real estate loans primarily through the use of secured lending arrangements, including repurchase agreements, and term lending arrangements (collectively, our secured financing facilities). These facilities are secured by our commercial real estate loan investments; therefore, we treat secured financing facilities as collateralized financing transactions and carry them at fair value in our consolidated financial statements. Because we elected the fair value option for our secured financing facilities, we record changes in fair value as unrealized gain (loss) on secured financing facilities, net in our consolidated statements of comprehensive income. We account for these facilities as secured borrowings because we maintain effective control over the commercial real estate loans that we have financed.
Redeemable Common Stock

We classify common stock held by Invesco Realty, Inc., an Invesco affiliate, as redeemable common stock on our consolidated balance sheets. We determined that we should classify common stock held by Invesco Realty, Inc. as redeemable common stock because our Adviser has been deemed to have control of the Company for accounting purposes.

We report our redeemable common stock on our consolidated balance sheets at redemption value. Redemption value is determined based on our net asset value (“NAV”) per share as of our balance sheet date. We calculate NAV as U.S. GAAP stockholders’ equity adjusted for the redemption value of our redeemable common stock; certain organizational expenses, offering costs and operating expenses advanced by our Adviser that are not currently payable; accrued stockholder fees not currently payable; unamortized debt costs and the liquidation preference of our preferred stock. Increases or decreases in the value of redeemable common stock will be charged to Additional Paid-in Capital until the Company has retained earnings.
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

Accounting for Derivative Financial Instruments
We use currency forward contracts to manage foreign currency exchange risk and report them at fair value on our consolidated balance sheets. We recognize changes in fair value of our derivatives in our consolidated statement of comprehensive income as gain (loss) on derivative instruments, net. None of our derivative transactions have been designated as hedging instruments for accounting purposes.
Income Taxes

We qualified to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2023. To maintain our REIT qualification, we must meet a number of organizational and operating requirements, including that we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income (determined without regard to our net capital gain and dividends-paid deduction) to stockholders and maintain our qualification as a REIT.
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
We may elect to treat one or more of our subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. As of December 31, 2024, we have not elected to treat any of our subsidiaries as a TRS.

Recently Adopted Accounting Pronouncement

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07 — “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 is intended to improve reportable segment disclosure requirements on an annual and interim basis. The amendments require, among other items, enhanced disclosures around significant segment expenses regularly provided to the individual or group identified as the Chief Operating Decision Maker (“CODM”), as well as the CODM's title and position. The amendments are effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024 and must be applied on a retrospective basis. We adopted the amendments during the year ended December 31, 2024. See Note 13 — “Segment Reporting” for further detail.
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued ASU 2024-03 — “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40).” ASU 2024-03 requires public business entities to disclose disaggregated information about certain income statement line items. Public business entities are required to disclose purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses. Specified expenses, gains or losses that are already disclosed under existing U.S. GAAP are required to be included in the disaggregated income statement expense line item disclosures, and any remaining amounts need to be described qualitatively. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required. The guidance does not change what an entity presents on the face of its income statement.

We are required to implement the new standard prospectively in our consolidated financial statements for the year ended December 31, 2027 and for interim periods thereafter. We may implement the new standard retrospectively, and early adoption is permitted. We are currently evaluating the impact of the new standard.

3.Commercial Real Estate Loan Investments
The table below summarizes our investments in commercial real estate loans as of December 31, 2024 and 2023.

$ in thousands
Loan Type	Loan Amount(1)	Principal Balance Outstanding	Fair Value	Period-end Weighted Average Rate(2)	Weighted Average Life (years)(3)
December 31, 2024
Senior loans(4)	$2,658,628	$2,385,124	$2,385,840	7.37%	4.26
Mezzanine loan	30,000	5,238	5,238	12.23%	4.84
Total	$2,688,628	$2,390,362	$2,391,078	7.38%	4.27
December 31, 2023
Senior loans(4)	$671,406	$613,503	$613,503	8.53%	4.69
Total	$671,406	$613,503	$613,503	8.53%	4.69
(1)Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)Domestic loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. Euro denominated loans earn interest at three-month Euribor plus a spread. Our loan denominated in British pounds sterling earns interest at three-month Sterling Overnight Index Average (“SONIA”) plus a spread.
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

The tables below detail the property type and geographic location of the properties securing our commercial real estate loans as of December 31, 2024 and 2023.

$ in thousands	December 31, 2024		December 31, 2023
Property Type	Fair Value	Percentage	Fair Value	Percentage
Multifamily	$1,252,147	52.4%	$346,760	56.5%
Industrial	1,042,720	43.6%	266,743	43.5%
Self-storage	96,211	4.0%	—	—%
Total	$2,391,078	100.0%	$613,503	100.0%

$ in thousands	December 31, 2024		December 31, 2023
Geographic Location	Fair Value	Percentage	Fair Value	Percentage
United States:
West	$738,754	30.7%	$311,852	50.8%
South	520,733	21.8%	173,991	28.4%
East	688,518	28.8%	127,660	20.8%
Midwest	30,331	1.3%	—	—%
Various U.S.(1)	128,334	5.4%	—	—%
Total	$2,106,670	88.0%	$613,503	100.0%
Europe:
France(2)	$85,019	3.6%	$—	—%
Spain(2)	95,159	4.0%	—	—%
United Kingdom(3)	104,230	4.4%	—	—%
Total	$284,408	12.0%	$—	—%
Total	$2,391,078	100.0%	$613,503	100.0%
(1) Various U.S. includes self-storage and industrial portfolios with multiple locations throughout the United States.
(2) Our European loans that are collateralized by industrial commercial real estate in France and Spain are denominated in Euros and have a fair value of €81.9 million and €91.6 million, respectively, as of December 31, 2024.
(3) Our European loan that is collateralized by industrial commercial real estate in the United Kingdom is denominated in British pounds sterling and has a fair value of £83.1 million as of December 31, 2024.
The weighted average loan-to-value ratio, a metric utilized in the fair value measurement of our commercial real estate loan investments, for our loan investments at December 31, 2024 was approximately 65% based on the loan principal amount and the independent property appraisals.

4.Borrowings
The below table summarizes our borrowing arrangements as of December 31, 2024 and 2023. Our borrowing arrangements include secured lending and term lending agreements (collectively, our secured financing facilities) and a revolving credit facility.

			December 31, 2024					December 31, 2023
$ in thousands	Current Maturity	Extension Options(1)	Period-End Weighted Average Rate	Maximum Facility Size	Available Capacity	Amount Outstanding	Fair Value	Amount Outstanding	Fair Value

Term Lending Agreement
INCREF Lending II	Match-term	Match-term	6.68%	$300,000	$165,482	$134,518	$134,518	$—	$—

Secured Lending Agreements
Term Financing
INCREF Lending I	Oct 2026	Oct 2029	5.27%	837,517	114,845	722,672	722,796	—	—

Repurchase Agreements
Morgan Stanley Bank N.A.(2)	May 2025	May 2027	6.66%	500,000	157,991	342,009	342,079	174,209	174,209
Citibank N.A.	Sep 2026	Sep 2028	6.10%	500,000	223,677	276,323	276,653	61,464	61,464
Barclays(3)	Apr 2027	Apr 2029	6.31%	500,000	300,695	199,305	199,326	—	—
Wells Fargo	May 2026	May 2029	6.29%	200,000	20,538	179,462	179,496	—	—
Bank of Montreal(2)	Jul 2025	Jul 2028	—%	25,000	25,000	—	—	222,188	222,188
Total secured financing facilities				$2,862,517	$1,008,228	$1,854,289	$1,854,868	$457,861	$457,861

Revolving Credit Facility(3)			8.26%	$135,000	$135,000	$—	$—	$14,000	$14,000
(1)    Assumes all available extension options are exercised.
(2)    Extension options for these facilities are subject to lender approval and compliance with certain financial and administrative covenants.
(3)    Maturity date is aligned with the Company’s ability to call remaining outstanding capital committed under the Invesco Subscription Agreement, as further explained below.
Borrowings denominated in U.S. dollars under our secured financing facilities and revolving credit facility bear interest at one-month SOFR plus a spread. Euro denominated borrowings bear interest at three-month Euribor plus a spread, and our British pounds Sterling denominated borrowings bear interest at three-month SONIA plus a spread. Our secured financing facilities are subject to certain non-financial and financial covenants, including liquidity, tangible net worth and leverage covenants. We were in compliance with these covenants as of December 31, 2024.
Term Lending Agreement
In August 2024, we entered into a $300.0 million Facility Loan Program and Security Agreement with a financial institution (“INCREF Lending II”) that provides asset-based financing on a non-mark-to-market basis with partial recourse to us and match-term to the underlying loans.
We have pledged certain commercial real estate loan investments with a fair value of approximately $173.7 million as collateral for INCREF Lending II. We segregate the commercial real estate loans that we have pledged as collateral in our books and records. Our term lending agreement counterparty has the right to resell or repledge the collateral posted but has the obligation to return the pledged collateral upon maturity of the term lending agreement.
Secured Lending Agreements
In July 2024, we entered into a $837.5 million Master Repurchase Agreement with a financial institution (“INCREF Lending I”) that provides asset-based financing with partial recourse to us and does not provide the lender with margin call rights. The term of the facility matches the term of the underlying collateral up to two years and is subject to three additional one-year extension options that we may exercise upon satisfaction of certain customary conditions and thresholds. We have pledged certain commercial real estate loan investments with a fair value of approximately $913.7 million as collateral for INCREF Lending I.

We have also entered into traditional repurchase agreements with five financial institutions, as detailed in the table above. We have pledged certain commercial real estate loan investments with a fair value of approximately $1.3 billion as collateral for these agreements. Certain borrowings under our Citibank repurchase agreement are collateralized by European commercial real estate loans. The borrowings are denominated in Euros and British pound sterling and have a fair value of €138.8 million and £66.5 million, respectively, as of December 31, 2024. We segregate the commercial real estate loans that we have pledged as collateral in our books and records. Our repurchase agreement counterparties have the right to resell or repledge the collateral posted but have the obligation to return the pledged collateral upon maturity of the repurchase agreement.

We were not required to post any margin under our master repurchase agreements as of December 31, 2024 and 2023. A margin deficiency may generally result from either a decline in the underlying loan’s market value or a shortfall in operating performance of the property. We may finance multiple commercial loan investments under a repurchase agreement; therefore, a margin excess in one asset could help mitigate a margin deficiency in another asset under the same repurchase agreement. We intend to maintain a level of liquidity that will enable us to meet margin calls. Master repurchase agreements are recourse obligations.

Counterparty Exposure

We have pledged certain commercial real estate loan investments as collateral for our secured financing facilities. If a secured financing counterparty were to default on its obligation to return the collateral, we would be exposed to potential losses to the extent the fair value of the collateral that we have pledged to the counterparty exceeded the amount loaned to us plus interest due to the counterparty. The following table summarizes our net exposure with those counterparties where the amount at risk exceeded 10.0% of stockholders’ equity as of December 31, 2024.

$ in thousands	Outstanding Principal	Net Counterparty Exposure	Weighted Average Life (Years)(1)
December 31, 2024
Morgan Stanley Bank N.A	$342,009	$101,931	2.40
Citibank N.A.	998,995	260,459	4.51
Barclays	199,305	51,591	4.32
Wells Fargo	179,462	48,058	4.39
Total	$1,719,771	$462,039	4.05
(1) Assumes all extension options are exercised for borrowing facilities that may be extended at our option, subject to compliance with certain financial and administrative covenants.

The following table shows the aggregate amount of maturities of our outstanding borrowings over the next five years and thereafter as of December 31, 2024.

$ in thousands	Secured Lending Agreements(1)	Term Lending Agreement(1)	Total
Year
2025	$—	$—	$—
2026	—	—	—
2027	342,009	—	342,009
2028	276,323	—	276,323
2029	1,101,439	124,182	1,225,621
Thereafter	—	10,336	10,336.00
Total	$1,719,771	$134,518	$1,854,289
(1) Assumes all extension options are exercised for borrowing facilities that may be extended at our option, subject to compliance with certain financial and administrative covenants.

Revolving Credit Facility
In December 2023, we entered into a revolving credit facility with Goldman Sachs Bank that is secured by uncalled capital committed under the Invesco Subscription Agreement as described in Note 9 - “Redeemable Common Stock - Related Party”. In August 2024, we entered into an amendment to our revolving credit facility that increased our maximum facility size to $250 million. Borrowings under the facility bear interest at one-month Term SOFR or the prime rate plus a spread. The revolving credit facility allows for the ability to obtain tranches of term financing in addition to general borrowings under an Uncommitted Tranche (as defined in the credit agreement). The Uncommitted Tranche is due on demand (15 business days after notice); any Funded Tranche (as defined in the credit agreement) is due no later than (a) three years from issuance or (b) 360 days after notice; and all amounts outstanding under the facility are due 30 days prior to the last date on which capital calls may be issued. As of December 31, 2024, we had an available capacity of $135.0 million under the facility. The facility is prepayable without penalty.

Our revolving credit facility is subject to certain affirmative and negative covenants including a limitation on indebtedness. We were in compliance with these covenants as of December 31, 2024.

Prior to entering into our current revolving credit facility, we had a revolving credit facility with Bank of America that was secured by uncalled capital committed under the Invesco Subscription Agreement. We paid interest on borrowings under the initial revolving credit facility at daily SOFR plus a spread. We repaid our initial revolving credit facility in full when it matured in October 2023.

5.Derivatives and Hedging Activities
Currency Forward Contracts

We enter into currency forward contracts to help mitigate the impact of changes in foreign currency exchange rates on our investments and financing transactions denominated in currencies other than the United States dollar. Despite being economic hedges, we have elected not to treat our foreign currency forwards as hedges for accounting purposes and, therefore, the realized and unrealized gains and losses associated with such instruments are included in gain (loss) on derivative instruments, net in our consolidated statements of comprehensive income. Gain or (loss) on foreign currency transactions, net reflects the net financial impact resulting from changes in exchange rates between the time we enter into foreign currency transactions and when they are settled.
The following table summarizes changes in the notional amount of our currency forward contracts during 2024. We did not have any foreign investments and financing transactions in 2023.

	Local Currency
In thousands	Notional Amount as of December 31, 2023	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of December 31, 2024	Notional Amount as of December 31, 2024
Buy USD / Sell EUR Forward	€—	€39,474	€—	€39,474	$44,805
Buy USD / Sell GBP Forward	£—	£19,417	£—	£19,417	$25,651
The table below presents the fair value of our currency forward contracts, as well as their classification on our consolidated balance sheets as of December 31, 2024.

$ in thousands	Fair Value as of
December 31, 2024
Derivative Assets	$4,064
Derivative Liabilities	$—

The following table summarizes the effect of currency forward contracts reported in gain (loss) on derivative instruments, net on our consolidated statements of comprehensive income for the year ended December 31, 2024.

$ in thousands
Derivatives not designated as hedging instruments	Realized gain (loss) on derivative instruments, net	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Currency Forward Contracts	$—	$4,064	$4,064

6.Fair Value of Financial Instruments
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

Valuation of Financial Instruments Measured at Fair Value
The following tables detail our financial instruments measured at fair value on a recurring basis.

	As of December 31, 2024
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Commercial real estate loan investments	$—	$—	$2,391,078	$2,391,078
Derivative assets	—	4,064	—	4,064
Total assets	$—	$4,064	$2,391,078	$2,395,142

Liabilities:
Secured lending agreements	$—	$—	$1,720,350	$1,720,350
Term lending agreement	—	—	134,518	134,518
Total liabilities	$—	$—	$1,854,868	$1,854,868

	As of December 31, 2023
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Commercial real estate loan investments	$—	$—	$613,503	$613,503

Liabilities:
Revolving credit facility	—	—	14,000	14,000
Secured lending agreements	—	—	457,861	457,861
Total liabilities	$—	$—	$471,861	$471,861
Valuation of Commercial Real Estate Loan Investments
The commercial loans are carried at fair value based on significant unobservable inputs. The following table shows a reconciliation of the beginning and ending fair value measurements of our commercial real estate loan investments.

$ in thousands	Year Ended December 31, 2024	Year Ended December 31, 2023
Beginning Balance	$613,503	$—
Loan originations and fundings	1,797,154	613,503
Net unrealized gain (loss)	716	—
Foreign currency adjustments(1)	(20,295)	—
Ending Balance	$2,391,078	$613,503
(1) The foreign currency adjustment in the table above differs from the amount reflected in the Consolidated Statement of Comprehensive Income by approximately $21,000 relating to the translation of certain foreign commercial real estate loans that is included in the currency translation adjustment balance of comprehensive income.

The following tables summarize the significant unobservable inputs used in the fair value measurement of our investments in commercial loans.

	December 31, 2024
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)(1)
Commercial loans	Discounted cash flow	Discount rate	7.16%	5.90% - 12.12%	0.56
(1) Based on expected cash flows and potential prepayments.

	December 31, 2023
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)
Commercial loans	Discounted cash flow	Discount rate	8.52%	8.16% - 8.71%	2.12
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
The following table shows a reconciliation of the beginning and ending fair value measurements of our revolving credit facility.

$ in thousands	Year Ended December 31, 2024	Year Ended December 31, 2023
Beginning Balance	$14,000	$—
Proceeds from revolving credit facility	832,000	14,000
Repayment of revolving credit facility	(846,000)	—
Net unrealized gain (loss)	—	—
Ending Balance	$—	$14,000
Valuation of Secured Financing Facilities
We have entered into secured financing facilities to provide floating rate financing for our commercial real estate loan investments. Our secured financing facilities are carried at fair value based on significant unobservable inputs and are classified as Level 3. The following tables show a reconciliation of the beginning and ending fair value measurements of our secured financing facilities.

	Year Ended December 31, 2024
$ in thousands	Secured Lending Agreements	Term Lending Agreement	Total
Beginning Balance	$457,861	$—	$457,861
Proceeds from secured financing facilities	1,734,282	134,518	1,868,800
Repayments of secured financing facilities	(456,137)	—	(456,137)
Net unrealized (gain) loss	580	—	580
Unrealized foreign currency (gain) loss	(16,236)	—	(16,236)
Ending Balance	$1,720,350	$134,518	$1,854,868

	Year Ended December 31, 2023
$ in thousands	Secured Lending Agreements	Term Lending Agreement	Total
Beginning Balance	$—	$—	$—
Transfers from Level 2	117,140	—	117,140
Proceeds from secured financing facilities	340,721	—	340,721
Net unrealized (gain) loss	—	—	—
Ending Balance	$457,861	$—	$457,861

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. Transfers into Level 3 for the year ended December 31, 2023 primarily relates to the reduction of available observable inputs for two repurchase agreements.

The following table summarizes the significant unobservable inputs used in the fair value measurement of our secured financing facilities:

	December 31, 2024
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)
Secured financing facilities	Discounted cash flow	Discount rate	6.20%	4.88% - 6.72%	0.56

	December 31, 2023
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)
Secured financing facilities	Discounted cash flow	Discount rate	7.62%	7.31% - 7.86%	1.48
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

7.Accounts payable, accrued expenses and other liabilities

The following table details the components of accounts payable, accrued expenses and other liabilities as of December 31, 2024 and 2023.

$ in thousands	December 31, 2024	December 31, 2023
Accounts payable and accrued expenses	$2,073	$14
Subscriptions paid in advance (1)	19,784	23,566
Accrued common stock repurchases	55	—
Other liabilities	1,247	398
Total	$23,159	$23,978
(1) Represents subscriptions received by our transfer agent prior to the date the subscriptions are effective.

8.Related Party Transactions
Due to Affiliates

The following table details the components of due to affiliates as of December 31, 2024 and 2023.

$ in thousands	December 31, 2024	December 31, 2023
Advanced organizational, offering and operating expenses	$14,214	$8,720
Reimbursable operating expenses	3,454	—
Adviser commitment fee payable	2,357	113
Stockholder servicing fees	8,503	1,334
Management fees	746	—
Performance fees	2,068	—
Total	$31,342	$10,167

Advanced Organizational, Offering and Operating Expenses
Under the terms of our Advisory Agreement, the Adviser advanced all of our organizational, offering and operating expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through May 31, 2024. Starting in December 2024, we began reimbursing the Adviser for these costs ratably over 52 months. As of December 31, 2024, we owe the Adviser approximately $14.2 million for the remaining outstanding balance of the expenses advanced by the Adviser under this arrangement.
Reimbursable Operating Expenses
Operating expenses incurred by the Adviser on behalf of the fund after May 31, 2024 are reimbursed quarterly to the Adviser, and the balance outstanding as of December 31, 2024 is listed in the above table as “Reimbursable operating expenses.”

Starting with the quarter ending June 30, 2025, we may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in the Advisory Agreement) that exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any non-cash reserves and excluding any gain from the sale of our assets for that period (the “2% / 25% Guidelines”) for the four consecutive fiscal quarters then ended. We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

Adviser Commitment Fee Payable
We charge a commitment fee to borrowers in connection with the origination of each new loan. The commitment fee is calculated as a percentage of the whole loan on a fully-funded basis, as determined by the Adviser at the time of origination. We pay the Adviser 50% of the commitment fee (not to exceed 0.5% of the whole loan on a fully funded basis) as compensation for sourcing, structuring and negotiating the loan. The commitment fee income and related expense to the Adviser is reported as commitment fee income, net of related party expense on the consolidated statements of comprehensive income.

Stockholder Servicing Fees and Other Selling Commissions

Invesco Distributors, Inc. (the “Dealer Manager”) is entitled to receive upfront selling commissions and stockholder servicing fees for Class S, Class S-1, Class D and Class D-1 shares sold in the Continuous Offering. The Dealer Manager reallows (pays) all or a portion of the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers and will waive stockholder servicing fees to the extent a broker-dealer is not eligible to receive them for failure to provide such service.
We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class S, Class S-1, Class D and Class D-1 share is sold during the Continuous Offering. The following table summarizes stockholder servicing fees paid for the years ended December 31, 2024 and 2023. We did not pay stockholder servicing fees for the year ended December 31, 2022.

$ in thousands	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares
For the year ended December 31, 2024	$1	$761	$—	$—
For the year ended December 31, 2023	$—	$15	$—	$—
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
We will cease paying the stockholder servicing fee with respect to any Class S or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager, in conjunction with the transfer agent, determines that total upfront selling commissions and stockholder servicing fees paid with respect to the shares held by the stockholder would exceed, in the aggregate, 8.75% of the gross proceeds (7.75% for clients of certain participating broker dealers) from the sale of such shares (including the gross proceeds of any shares issued under our distribution reinvestment plan upon the reinvestment of distributions paid with respect thereto or with respect to any shares issued under our distribution reinvestment plan). At the end of such month, such Class S or Class D share will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such share. Such servicing fee limit does not apply to the Class S-1 and Class D-1 shares.
Management Fee and Performance Fee
Under the terms of our amended and restated advisory agreement dated August 2024, we pay the Adviser a management fee equal to 1.0% per annum of NAV, calculated monthly before giving effect to any accruals for the management fee, stockholder servicing fees, performance fees or any distributions with respect to our Class S, Class S-1, Class D, Class D-1 and Class I shares. We also pay the Adviser a performance fee equal to 10% of our “Performance Fee Income” with respect to our Class S, Class S-1, Class D, Class D-1 and Class I shares. Performance Fee Income with respect to each class of common shares subject to a performance fee means the net income (determined in accordance with U.S. GAAP) allocable to such class of common shares subject to adjustment as defined under the terms of our advisory agreement. During the period that the Adviser advanced our organizational, offering and operating expenses, net income for purposes of the performance fee calculation excluded these advanced expenses. After the period that the Adviser advanced our organizational, offering and operating expenses, net income for purposes of the performance fee calculation includes previously advanced expenses that are to be repaid to the Adviser during the period. We will not pay the Adviser a performance fee with respect to any class of shares that has a negative total return per share for the calendar year, and the advisory agreement does not prohibit the Adviser from entering into economic or other arrangements with other persons. For purposes of the performance fee calculation, total return per share is defined as an amount equal to: (i) the cumulative distributions per share accrued with respect to such class of common shares since the beginning of the calendar year plus (ii) the change in NAV per share of such class of common shares since the beginning of the calendar year, prior to giving effect to (y) any accrual for performance fees with respect to such class of common shares or (z)

any applicable stockholder servicing fees. We will not pay the Adviser a management or performance fee with respect to our Class E shares.
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
Management fees and performance fees began to accrue on March 1, 2024. Management fees are accrued monthly and paid quarterly in arrears and performance fees are paid annually. During the year ended December 31, 2024, we incurred management fees of $1.7 million, of which $746,000 is accrued as a component of due to affiliates on our consolidated balance sheets as of December 31, 2024. We issued 35,937 Class E Redeemable Common Stock shares as payment for the management fees earned during the year ended December 31, 2024. The shares issued to the Adviser for payment of the management fees were issued at the applicable NAV per share at the end of each quarter for which the fee was earned. During the year ended December 31, 2024, we incurred performance fees of $2.1 million, of which $2.1 million is accrued as a component of due to affiliates on our consolidated balance sheets as of December 31, 2024.
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
Our Adviser is subject to the supervision and oversight of our Board and has only such functions and authority as we delegate to it. The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. We incurred $948,000 and $420,000, respectively, of costs for support personnel provided by the Adviser for the years ended December 31, 2024 and 2023, of which $504,000 and $420,000 are recorded as a component of due to affiliates on our consolidated balance sheets as of December 31, 2024 and 2023, respectively.

Related Party Share Ownership
The table below summarizes the number of shares and the total purchase price of the shares that have been purchased by affiliates as of December 31, 2024 and 2023.

	December 31, 2024
$ in thousands, except share amounts	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total Purchase Price
Invesco Realty, Inc.(1)	1,496,143	—	1,497,041		1,492,906	1,483,196	—	$150,000
Invesco Advisers, Inc. (2)	—	—	—	—	—	35,937	—	908
Members of our board of directors (3)	—	—	—		—	25,416	—	646
Total	1,496,143	—	1,497,041		1,492,906	1,544,549	—	$151,554
(1) Shares issued to Invesco Realty, Inc. are governed by the terms of the Invesco Subscription Agreement and classified as redeemable common shares on our consolidated balance sheets. See Note 9 - “Redeemable Common Stock - Related Party” for further information.
(2) Shares issued to Invesco Advisers, Inc. for payment of fees are governed by the terms of our advisory agreement and classified as redeemable common shares on our consolidated balance sheets. See Note 9 - “Redeemable Common Stock - Related Party” for further information.
(3) Represents shares issued to members of our board of directors, including stock awards under our Share-Based Compensation Plan.

	December 31, 2023
$ in thousands, except share amounts	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Total Purchase Price
Invesco Realty, Inc.(1)	1,052,487	—	1,052,487	1,052,487	1,052,464	$105,340
Members of our board of directors (2)	—	—	—	—	2,989	75
Total	1,052,487	—	1,052,487	1,052,487	1,055,453	$105,415

(1)     Shares issued to Invesco Realty, Inc. are governed by the terms of the Invesco Subscription Agreement and classified as redeemable common shares on the consolidated balance sheet. See Note 9 - Redeemable Common Stock - Related Party” for further information.
(2)     Represents stock awards under our Share-Based Compensation Plan. See Note 10 - “Stockholders’ Equity” for further information.

9.Redeemable Common Stock - Related Party

Invesco Realty, Inc. (“Invesco Realty”), an affiliate of Invesco, has committed to purchase up to $300.0 million in shares of our common stock (the “Invesco Subscription Agreement”). We amended the terms of the Invesco Subscription Agreement in August 2024 in connection with an increase in the maximum borrowing amount under our revolving credit facility described in Note 4 - “Borrowings”. We may call $150 million in capital under the Invesco Subscription Agreement in one or more closings through March 23, 2028. We may also call up to $150 million in additional capital (for a total of $300 million) if needed to avoid triggering any concentration limit imposed by a third party in connection with its distribution or placement of our shares or for purposes of repaying indebtedness drawn on the revolving credit facility. As of December 31, 2024, we had called the initial $150.0 million. The remaining uncalled amount serves as collateral for the revolving credit facility.

Invesco Realty may not submit its shares for repurchase under the share repurchase plan described in Note 10 - “Stockholders’ Equity” until the earlier of March 23, 2028 and the date that our aggregate NAV is at least $1.5 billion. We can only accept a repurchase request from Invesco Realty after all requests from unaffiliated stockholders have been fulfilled. We may elect to repurchase all or any portion of the shares acquired by Invesco Realty at any time at a per share price equal to the most recently determined NAV per share for each class (or another transaction price we believe reflects the NAV per share more appropriately than the prior month’s NAV per share). The Adviser or its affiliate must continue to hold at least $200,000 in shares for so long as Invesco or any affiliate thereof serves as our external adviser.

As discussed in Note 8 - “Related Party Transactions”, our management and performance fees are payable in cash or Class E shares at the option of the Adviser. Because the Adviser may elect to have the Company repurchase shares issued as payment for management fees or performance fees, we classify these shares as redeemable common stock. Class E shares issued to the Adviser as payment for management or performance fees are not subject to the repurchase limits of the Company’s share repurchase plan described in Note 10 - “Stockholders’ Equity,” any lockup period applicable to the Adviser, or any reduction penalty for an early repurchase. The Adviser also has the option to exchange Class E shares issued as payment for management or performance fees for Class S, Class S-1, Class D, Class D-1, Class F, or Class I shares. During the year ended December 31, 2024, we issued 35,937 Class E shares to the Adviser as payment for management fees payable through September 30, 2024.

The following tables summarize the changes in our outstanding shares of redeemable common stock for the years ended December 31, 2024 and 2023.

	Class S Redeemable Common Stock	Class D Redeemable Common Stock	Class D-1 Redeemable Common Stock	Class I Redeemable Common Stock	Class E Redeemable Common Stock	Total Redeemable Common Stock
$ in thousands
Balance as of December 31, 2022	$—	$—	$—	$—	$—	$—
Proceeds from issuance of redeemable common stock	26,335	26,335	—	26,335	26,335	105,340
Adjustment to carrying value of redeemable common stock	—	—	—	—	—	—
Balance as of December 31, 2023	$26,335	$26,335	$—	$26,335	$26,335	$105,340
Proceeds from issuance of redeemable common stock	36,165	36,165	—	36,165	37,073	145,568
Repurchase of redeemable common stock	(25,000)	(25,000)	—	(25,000)	(25,000)	(100,000)
Adjustment to carrying value of redeemable common stock	54	54	—	65	286	459
Balance as of December 31, 2024	$37,554	$37,554	$—	$37,565	$38,694	$151,367

	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class D-1 Redeemable Common Stock	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total Redeemable Common Shares

Balance as of December 31, 2022	—	—	—	—	—	—
Issuance of redeemable common stock	1,052,487	1,052,487	—	1,052,487	1,052,464	4,209,925
Balance as of December 31, 2023	1,052,487	1,052,487	—	1,052,487	1,052,464	4,209,925
Issuance of redeemable common stock	1,441,576	1,442,475	—	1,439,244	1,462,641	5,785,936
Repurchase of redeemable common stock	(997,920)	(997,921)	—	(998,825)	(995,972)	(3,990,638)
Balance as of December 31, 2024	1,496,143	1,497,041	—	1,492,906	1,519,133	6,005,223

10.Stockholder’s Equity

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

Prior to redemption, the Series A Preferred Stock has a liquidation value of $1,000 per share. Holders of our Series A Preferred Stock are entitled to receive dividends at an annual rate of 12.5% of the liquidation preference, or $125.00 per share per annum. The Series A Preferred Stock has no redemption premium on or after January 1, 2025, and we can call the Series A Preferred Stock for $1,000 per share at any time on or after January 1, 2025.

Common Stock

The following table summarizes changes in our outstanding shares of common stock for the years ended December 31, 2024 and 2023. We did not issue any common stock in 2022.

	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total
Total Outstanding Shares as of December 31, 2022	—	—	—	—	—	—	—	—
Issuance of common shares to unaffiliated stockholders	111	1,052,255	111	—	330,438	12,352	—	1,395,267
Stock awards(1)	—	—	—	—	—	2,989	—	2,989
Common stock distribution reinvestment	—	1,919	—	—	581	—	—	2,500
Issuance of redeemable common shares (2)	1,052,487	—	1,052,487	—	1,052,487	1,052,464	—	4,209,925
Total Outstanding Shares as of December 31, 2023	1,052,598	1,054,174	1,052,598	—	1,383,506	1,067,805	—	5,610,681
Issuance of common shares to unaffiliated stockholders	5,960	5,972,328	1,995	—	2,273,590	92,816	7,905,961	16,252,650
Stock awards(1)	—	—	—	—	—	3,340	—	3,340
Common stock distribution reinvestment	—	207,350	—	—	94,872	4,475	312,297	618,994
Issuance of redeemable common shares (2)	1,441,576	—	1,442,475	—	1,439,244	1,462,641	—	5,785,936
Repurchase of common stock	—	(7,790)	—	—	(20,779)	—	—	(28,569)
Repurchase of redeemable common stock	(997,920)	—	(997,921)	—	(998,825)	(995,972)	—	(3,990,638)
Total Outstanding Shares as of December 31, 2024	1,502,214	7,226,062	1,499,147	—	4,171,608	1,635,105	8,218,258	24,252,394
(1)Represents shares issued to independent directors under the Incentive Plan. See Share-Based Compensation Plan below.
(2)Consists of shares issued to an Invesco affiliate that are classified as redeemable common stock. See Note 9 - “Redeemable Common Stock - Related Party.”

We redeemed our Stapled Units and New Stapled Units on January 31, 2025.

In August 2024, we amended our charter to authorize the Company to issue 3.55 billion shares of stock consisting of 3.5 billion shares of common stock with a $0.01 par value per share and 50 million shares of preferred stock with a par value of $0.01 per share. Under our amended charter, we are authorized to issue 500 million shares of Class S common stock, 500 million shares of Class S-1 stock, 500 million shares of Class D common stock, 500 million shares of Class D-1 stock, 500 million shares of Class I common stock, 500 million shares of Class E common stock and 500 million shares of Class F common stock.

In December 2023, we entered into a subscription agreement (the “Class F Subscription Agreement”) with an institutional investor to purchase up to $200 million of Class F shares. As of December 31, 2024, we have called all of the institutional investor’s capital commitment. For a discussion of fees paid to the Adviser for Class F shares, see Note 8 - “Related Party Transactions - Management Fee and Performance Fee”.

Distributions
For the years ended December 31, 2024 and 2023, we declared distributions of $32.7 million and $7.8 million, respectively. We accrued $3.8 million (2023: $3.1 million) for distributions payable, of which $1.0 million (2023: $2.4 million) was accrued for distributions payable to related parties, in our consolidated balance sheets as of December 31, 2024.

The following table details the aggregate distributions declared per share for each applicable class of stock for the years ended December 31, 2024 and 2023.

Year Ended December 31, 2024
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares
Aggregate distribution declared per share	$2.7500	$2.7500	$2.7500	$—	$2.7500	$2.7500	$1.8900
Stockholder servicing fee per share	(0.0058)	(0.2138)	—	—	—	—	—
Net distribution declared per share	$2.7442	$2.5362	$2.7500	$—	$2.7500	$2.7500	$1.8900

Year Ended December 31, 2023
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares
Aggregate distribution declared per share	$4.7628	$0.8810	$4.7628	$—	$4.7628	$4.7628	$—
Stockholder servicing fee per share	—	(0.0539)	—	—	—	—	—
Net distribution declared per share	$4.7628	$0.8271	$4.7628	$—	$4.7628	$4.7628	$—

The following tables set forth the dividends declared per share of our preferred and common stock that are taxable in the fiscal tax years ended December 31, 2024 and 2023 and the related tax characterization. Dividends declared on December 31, 2023 and 2024 for common stock were paid in January of the following year.

Year Ended December 31, 2024		Tax Characterization of Dividends
	Dividends Paid in Current Year	Ordinary Dividends	Return of Capital	Capital Gain Distribution
Series A Preferred Stock	$103.6167	$103.6167	$—	$—

Common Stock
Class S	$3.1510	$2.5503	$0.6007	$—
Class S-1	$3.1510	$2.5503	$0.6007	$—
Class D	$3.1510	$2.5503	$0.6007	$—
Class I	$3.1510	$2.5503	$0.6007	$—
Class E	$3.1510	$2.5503	$0.6007	$—
Class F	$1.7300	$1.4002	$0.3298	$—

Year Ended December 31, 2023		Tax Characterization of Dividends
	Dividends Paid in Current Year	Ordinary Dividends	Return of Capital	Capital Gain Distribution
Series A Preferred Stock	$5.9000	$5.9000	$—	$—

Common Stock:
Class S	$4.2018	$3.2044	$0.9974	$—
Class S-1	$0.3200	$0.2440	$0.0760	$—
Class D	$4.2018	$3.2044	$0.9974	$—
Class I	$4.2018	$3.2044	$0.9974	$—
Class E	$4.2018	$3.2044	$0.9974	$—

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

During the year ended December 31, 2024, we fulfilled all requests under the share repurchase plan and repurchased 28,569 shares of common stock. We did not receive any stockholder repurchase requests in the year ended December 31, 2023.

Distribution Reinvestment Plan
We have adopted an amended and restated distribution reinvestment plan whereby common stockholders will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. The per share purchase price for shares purchased (including fractional shares) under the distribution reinvestment plan is equal to the transaction price at the time the distribution is payable.
Share-Based Compensation Plan
In May 2024 and November 2023, we granted 3,340 and 2,989 restricted shares of Class E common stock, respectively, to our independent directors under the terms of our Incentive Plan. The restricted shares granted in November 2023 vested in March 2024. The restricted shares granted in May 2024 will vest on the first anniversary of the grant date unless forfeited prior to such date, subject to certain conditions that accelerate vesting. We recognized $76,000 and $58,000, respectively, of compensation expense related to these awards for the years ended December 31, 2024 and 2023. As of December 31, 2024, we had 1,093,671 shares of common stock available for future issuance under the Incentive Plan.

11.Earnings per Common Share

Earnings per share for the years ended December 31, 2024 and 2023 are computed as presented in the table below. We did not present a calculation for earnings per share for the year ended December 31, 2022 because we did not issue any common stock in the year ended December 31, 2022.

$ in thousands, except per share amount	Year Ended December 31, 2024	Year Ended December 31, 2023
Net income (loss) available to common stockholders	$26,044	$451

Weighted average common shares outstanding	13,350,249	1,576,538
Effect of dilutive shares	191	50
Diluted weighted average common shares outstanding	13,350,440	1,576,588
Earnings (loss) per share:
Basic	$1.95	$0.29
Diluted	$1.95	$0.29

12.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of December 31, 2024, we had unfunded commitments of $298.3 million for certain of our commercial real estate loan investments. The unfunded commitments consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the weighted average remaining term of the related loans of 2.22 years.

We have also committed to pay counterparty legal, diligence and other fees in connection with new financing facilities in the ordinary course of business.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any material legal proceedings.

13.Segment Reporting

We conduct our business as a single operating segment. Our CODM is a group comprised of the Company’s Chief Executive Officer, President, and Chief Financial Officer. The CODM uses net income as the basis for measuring segment profitability, allocating resources and assessing performance. Because the accounting policies for the segment are the same as those described in Note 2 “Summary of Significant Accounting Policies”, total segment net income and total segment assets are equal to total net income and total assets, as reported on our consolidated statements of comprehensive income and consolidated balance sheets, respectively.

All revenues for the segment are derived from external customers. For the year ended December 31, 2024, there were three commercial real estate loans with a single borrower that in total accounted for approximately 16% of our consolidated gross income. For the year ended December 31, 2023, there were four commercial real estate loan borrowers who individually accounted for more than 10% of our consolidated gross income.

The significant segment expenses regularly provided to the CODM, generally, include interest expense, debt issuance costs, management fees and general and administrative expenses, as separately presented on our consolidated statements of comprehensive income. General and administrative expenses consist of directors’ and officers’ insurance, legal costs, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs.

14. Subsequent Events
Redemption of Stapled Unit Offerings of Preferred and Common Stock

We redeemed our Stapled Units and New Stapled Units on January 31, 2025. The cash redemption price for each share of Series A Preferred Stock was $1,000 per share plus all accrued and unpaid dividends. The cash redemption price for each share of stapled common stock was the NAV per share for the applicable share class as of December 31, 2024.
Stockholders’ Equity
Subsequent to December 31, 2024, we issued the following stock:

$ in thousands except share amounts	Shares Issued to Third-Parties	Shares Issued to Affiliates(1)(2)	DRP Shares(3)
Class S	3,835	—	—
Class S-1	3,261,422	—	98,095
Class D	8,212	—	99
Class D-1
Class I	1,088,268	—	36,810
Class E	8,243	110,485	1,370
Class F	—	—	161,371
Total	4,369,980	110,485	297,745

Total net proceeds(4)	$110,245	$206	$7,568
(1)Includes 29,300 Class E shares issued to our Adviser as payment for management fees for total consideration of $746,000, which is excluded from Total net proceeds.
(2)Includes 81,185 Class E shares issued to our Adviser as payment for performance fees for total consideration of $2.1 million, which is excluded from Total net proceeds.
(3)Represents shares issued under our distribution reinvestment plan.
(4)With respect to DRP Shares, Total net proceeds represents total value of shares issued under our distribution reinvestment plan.

INVESCO COMMERCIAL REAL ESTATE FINANCE TRUST, INC.
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2024

$ in thousands
Type of Loan(1)	Description / Location	Interest Rate(2)	Maturity Date(3)	Periodic Payment Terms(4)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(5)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Senior Loans
Senior Loans in excess of 3% of the carrying amount of total loans
Senior Loan	Industrial / Phoenix	7.75%	June 2028	I	—	$123,138	$123,137	$—
Senior Loan	Industrial / Various U.S.	7.15%	October 2029	I	—	121,890	121,890	—
Senior Loan	Industrial / Bristol, U.K.	8.13%	October 2028	I	—	104,048	104,230	—
Senior Loan	Multifamily / Washington D.C.	7.15%	September 2029	I	—	98,500	98,500	—
Senior Loan	Multifamily / Washington D.C.	7.10%	October 2029	I	—	97,400	97,400	—
Senior Loan	Industrial / Barcelona, Spain	6.55%	October 2028	I	—	95,043	95,159	—
Senior Loan	Industrial / Paris, France	6.55%	October 2028	I	—	84,915	85,019	—
Senior Loan	Industrial / Atlanta	7.75%	November 2028	I	—	84,227	84,227	—
Senior Loan	Multifamily / Los Angeles	7.50%	August 2028	I	—	81,037	81,037	—
Senior Loan	Industrial / Various U.S.	7.80%	September 2029	I	—	77,488	77,488	—
Senior Loan	Multifamily / New York	7.40%	February 2029	I	—	76,865	76,908	—
Senior Loan	Multifamily / New York	7.50%	August 2028	I	—	73,600	73,600	—

Senior Loans less than 3% of the carrying amount of total loans
Senior Loans	Industrial / Various U.S.	7.15% - 7.75%	September 2028 - January 2030	I	—	346,313	346,332	—
Senior Loans	Multifamily / Various U.S.	7.05% - 7.55%	June 2028 - December 2029	I	—	824,449	824,702	—
Senior Loans	Self-storage / Various U.S.	7.60%	August 2029 - January 2030	I	—	96,211	96,211	—
Total senior loans						$2,385,124	$2,385,840	$—

Mezzanine Loans
Mezzanine Loans less than 3% of the carrying amount of total loans
Mezzanine Loan	Industrial / San Jose	12.23%	October 2028	I	—	$5,238	$5,238	$—
Total mezzanine loans						$5,238	$5,238	$—

Total loans						$2,390,362	$2,391,078	$—

(1) Senior loans may include accommodation mezzanine loans in connection with the senior mortgage financing.
(2) The interest rates are expressed as the one-month Term SOFR of the most recent interest period in effect as of December 31, 2024 plus a spread. Euro denominated loans earn interest at three-month Euribor plus a spread. Our loan denominated in British pounds sterling earns interest at three-month SONIA plus a spread.
(3) Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.
(4) I = interest only until the stated maturity date of the loan.
(5) The tax basis of the loans included above is $2.4 billion as of December 31, 2024.

Reconciliation of Carrying Value of Mortgage Loans on Real Estate:
We began investing in commercial real estate loan in May 2023.The following table reconciles mortgage loans on real estate for the years ended December 31, 2024 and 2023.

	2024	2023
Balance at beginning of period	$613,503	$—
Additions during period:
Originations and fundings of new loans	1,797,154	613,503
Unrealized gain	716	—
Deductions during period:
Collections of principal	—	—
Unrealized loss	20,295	—
Balance at end of period	$2,391,078	$613,503