Form 10-Q
period 2025-03-31
Invesco Commercial Real Estate Finance Trust, Inc.
filed 2025-05-12
CIK 1976927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 9, 2025, there were 31,219,861 outstanding shares of common stock of Invesco Commercial Real Estate Finance Trust, Inc. comprised of 1,331,468 Class S common stock, 12,641,707 Class S-1 common stock, 1,207,999 Class D common stock, 6,099,897 Class I common stock, 1,506,957 Class E common stock, and 8,431,833 Class F common stock.

Invesco Commercial Real Estate Finance Trust, Inc.
Table of Contents

		Page
PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024	1

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Common Stock for the three months ended March 31, 2025 and 2024	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	40

PART II OTHER INFORMATION		41

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	41

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	47

SIGNATURES

PART I
ITEM 1.                FINANCIAL STATEMENTS
Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

$ in thousands except share amounts	March 31, 2025	December 31, 2024
ASSETS
Commercial real estate loan investments, at fair value (including pledged loans of $2,764,054 and $2,355,509, respectively)	$2,788,480	$2,391,078
Cash and cash equivalents	65,675	80,221
Restricted cash	28,572	19,813
Interest receivable	13,316	12,600
Derivative assets, at fair value	1,767	4,064
Other assets	735	418
Total assets	$2,898,545	$2,508,194

LIABILITIES
Secured lending agreements, at fair value	$2,015,125	$1,720,350
Term lending agreement, at fair value	134,518	134,518
Interest payable	7,871	8,344
Dividends and distributions payable (including $788 and $961 due to related party, respectively)	4,257	3,765
Accounts payable, accrued expenses and other liabilities	34,294	23,159
Due to affiliates	31,936	31,342
Total liabilities	2,228,001	1,921,478

Commitments and contingencies (See Note 12)

Redeemable common stock - related party (see Note 9)	$124,341	$151,367

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized:
12.5% Series A Cumulative Redeemable Preferred Stock, — and 228 shares issued and outstanding, respectively ($228 aggregate liquidation preference as of December 31, 2024)	—	205
Common stock, Class S shares, $0.01 par value per share, 500,000,000 shares authorized	—	—
Common stock, Class S-1 shares, $0.01 par value per share, 500,000,000 shares authorized	106	72
Common stock, Class D shares, $0.01 par value per share, 500,000,000 shares authorized	—	—
Common stock, Class D-1 shares, $0.01 par value per share, 500,000,000 shares authorized	—	—
Common stock, Class I shares, $0.01 par value per share, 500,000,000 shares authorized	38	27
Common stock, Class E shares, $0.01 par value per share, 500,000,000 shares authorized	1	1
Common stock, Class F shares, $0.01 par value per share, 500,000,000 shares authorized	84	82
Additional paid-in capital	561,241	448,947
Accumulated other comprehensive income (loss)	(39)	(65)
Accumulated deficit	(15,228)	(13,920)
Total stockholders’ equity	546,203	435,349
Total liabilities, redeemable common stock and stockholders’ equity	$2,898,545	$2,508,194
The accompanying notes are an integral part of these condensed consolidated financial statements.

,
Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
$ in thousands except share and per share amounts	2025	2024
Net Interest Income
Commercial real estate loan interest income	$46,841	$15,140
Other interest income	975	241
Interest expense	(31,297)	(10,406)
Net interest income	16,519	4,975

Other Income (Expense)
Unrealized gain (loss) on loans, net (includes $10.8 million of unrealized foreign exchange gains for the three months ended March 31, 2025)	12,680	918
Unrealized gain (loss) on secured financing facilities, net (includes $8.7 million of unrealized foreign exchange losses for the three months ended March 31, 2025)	(8,474)	(723)
Gain (loss) on derivative instruments, net	(2,180)	—
Gain (loss) on foreign currency transactions, net	9	—
Commitment fee income, net of related party expense of $2,119 and $1,398 for the three months ended March 31, 2025 and 2024, respectively	2,119	1,398
Other income	289	101
Total other income (expense), net	4,443	1,694

Expenses
Management and performance fees - related party	1,830	350
Debt issuance and other financing costs related to borrowings, at fair value	4,916	469
Organizational costs	2	5
General and administrative	2,550	1,158
Total expenses	9,298	1,982

Net income (loss)	11,664	4,687
Dividends to preferred stockholders	(2)	(7)
Issuance and redemption costs of redeemed preferred stock	(27)	—
Net income (loss) attributable to common stockholders	$11,635	$4,680

Net income (loss)	$11,664	$4,687
Currency translation adjustment	26	—
Comprehensive income (loss)	11,690	4,687
Dividends to preferred stockholders	(2)	(7)
Issuance and redemption costs of redeemed preferred stock	(27)	—
Comprehensive income (loss) attributable to common stockholders	$11,661	$4,680

Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$0.43	$0.65
Diluted	$0.43	$0.65
Weighted average number of shares of common stock
Basic	27,233,292	7,183,194
Diluted	27,233,368	7,183,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

I

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Common Stock
(Unaudited)

	Series A Preferred Stock	Class S Common Stock	Class S-1 Common Stock	Class D Common Stock	Class D-1 Common Stock	Class I Common Stock	Class E Common Stock	Class F Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Redeemable Common Stock
$ in thousands
Balance as of December 31, 2024	$205	$—	$72	$—	$—	$27	$1	$82	$448,947	$(65)	$(13,920)	$435,349	$151,367
Net income (loss)	—	—	—	—	—	—	—	—	—	—	11,664	11,664	—
Proceeds from issuance of common stock, net of offering costs	—	—	33	—	—	11	—	—	105,624	—	—	105,668	—
Proceeds from issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	2,814
Common stock distribution reinvestment	—	—	1	—	—	—	—	2	7,565	—	—	7,568	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(12,943)	(12,943)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(2)	(2)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	19	—	—	19	—
Repurchase of common stock	—	—	—	—	—	—	—	—	(754)	—	—	(754)	—
Repurchase of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(30,000)
Redemption of preferred stock	(205)	—	—	—	—	—	—	—	—	—	(27)	(232)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	26	—	26	—
Adjustment to the carrying value of redeemable common stock	—	—	—	—	—	—	—	—	(160)	—	—	(160)	160
Balance as of March 31, 2025	$—	$—	$106	$—	$—	$38	$1	$84	$561,241	$(39)	$(15,228)	$546,203	$124,341

	Series A Preferred Stock	Class S Common Stock	Class S-1 Common Stock	Class D Common Stock	Class D-1 Common Stock	Class I Common Stock	Class E Common Stock	Class F Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Redeemable Common Stock
$ in thousands
Balance at December 31, 2023	$205	$—	$11	$—	$—	$3	$—	$—	$32,549	$—	$(7,296)	$25,472	$105,340
Net income (loss)	—	—	—	—	—	—	—	—	—	—	4,687	4,687	—
Proceeds from issuance of common stock, net of offering costs	—	—	14	—	—	7	1	—	52,949	—	—	52,971	—
Common stock distribution reinvestment	—	—	—	—	—	—	—	—	773	—	—	773	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(6,311)	(6,311)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(7)	(7)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	17	—	—	17	—
Balance at March 31, 2024	$205	$—	$25	$—	$—	$10	$1	$—	$86,288	$—	$(8,927)	$77,602	$105,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
$ in thousands
Cash flows from operating activities:
Net income (loss)	$11,664	$4,687
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized (gain) loss on loans, net	(12,680)	(918)
Unrealized (gain) loss on secured financing facilities, net	8,474	723
(Gain) loss on derivative instruments, net	2,180	—
Debt issuance costs	3,541	469
Amortization of equity based compensation	19	17
Change in operating assets and liabilities:
Increase in operating assets	(1,019)	(776)
(Increase) decrease in due from affiliates	—	(228)
(Decrease) increase in operating liabilities	(458)	1,355
(Decrease) increase in due to affiliate	(450)	3,106
Net cash provided by operating activities	11,271	8,435
Cash flows from investing activities:
Originations and fundings of commercial real estate loans	(384,706)	(209,912)
Settlement of foreign currency forward contracts, net	117	—
Net cash used in investing activities	(384,589)	(209,912)
Cash flows from financing activities:
Proceeds from revolving credit facility	135,000	91,000
Repayment of revolving credit facility	(135,000)	(87,000)
Proceeds from secured financing facilities	286,301	151,397
Proceeds from issuance of common stock, net of offering costs	89,741	31,213
Repurchase of common stock	(809)	—
Repurchase of redeemable common stock	(30,000)	—
Redemption of preferred stock	(232)	—
Proceeds from subscriptions paid in advance	28,495	14,021
Cash paid for debt issuance costs	(1,079)	(228)
Payments of dividends	(4,885)	(4,486)
Net cash provided by financing activities	367,532	195,917
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	—
Net change in cash, cash equivalents and restricted cash	(5,787)	(5,560)
Cash, cash equivalents and restricted cash, beginning of period	100,034	25,541
Cash, cash equivalents and restricted cash, end of period	$94,247	$19,981

Supplemental disclosures:
Interest paid	$31,770	$9,886
Non-cash investing and financing activities:
Dividends and distributions declared not paid	$4,257	$4,188
Common stock distribution reinvestment	$7,568	$773
Issuance of redeemable common stock for payment of management and performance fees	$2,814	$—
Deferred offering costs due to affiliate	$—	$5
Offering costs due to affiliates	$3,857	$1,808
Debt issuance costs due to affiliate	$—	$241
Adjustment to carrying value of redeemable common stock	$160	$—
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

We qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2023. We have one operating segment. We operate our business in a manner that permits our exclusion from the definition of an “Investment Company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
We are structured as a perpetual-life REIT and are engaging in a continuous, unlimited private placement offering of our common stock to “accredited investors” (as defined by Rule 501 promulgated pursuant to the Securities Act) (the “Continuous Offering”) under exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. The Class S, Class S-1, Class D, Class D-1, Class I, and Class E shares sold in our Continuous Offering have different upfront selling commissions, ongoing stockholder servicing fees, management fees and performance fees.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Certain disclosures included in our Annual Report on Form 10-K are not required to be included on an interim basis in our quarterly reports on Form 10-Q. We have condensed or omitted these disclosures. Therefore, this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Significant Accounting Policies
There have been no changes to our accounting policies included in Note 2 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2024.

3.Commercial Real Estate Loan Investments
The table below summarizes our investments in commercial real estate loans as of March 31, 2025 and December 31, 2024.

$ in thousands
Loan Type	Loan Amount(1)	Principal Balance Outstanding	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Life (years)(3)
March 31, 2025
Senior loans(4)	$3,093,858	$2,774,431	$2,777,005	7.21%	4.14
Mezzanine loans	30,000	11,475	11,475	12.08%	4.59
Total	$3,123,858	$2,785,906	$2,788,480	7.23%	4.14
December 31, 2024
Senior loans(4)	$2,658,628	$2,385,124	$2,385,840	7.37%	4.26
Mezzanine loans	30,000	5,238	5,238	12.23%	4.84
Total	$2,688,628	$2,390,362	$2,391,078	7.38%	4.27
(1)Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)Domestic loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. Euro denominated loans earn interest at three-month Euro Interbank Offered Rate (“Euribor”) plus a spread. Our loan denominated in British pounds sterling earns interest at three-month Sterling Overnight Index Average (“SONIA”) plus a spread.
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
The tables below detail the property type and geographic location of the properties securing our commercial real estate loans as of March 31, 2025 and December 31, 2024.

$ in thousands	March 31, 2025		December 31, 2024
Property Type	Fair Value	Percentage	Fair Value	Percentage
Multifamily	$1,315,929	47.2%	$1,252,147	52.4%
Industrial	1,085,677	38.9%	1,042,720	43.6%
Self-storage	111,016	4.0%	96,211	4.0%
Student housing	275,858	9.9%	—	—%
Total	$2,788,480	100.0%	$2,391,078	100.0%

$ in thousands	March 31, 2025		December 31, 2024
Geographic Location	Fair Value	Percentage	Fair Value	Percentage
United States:
West	$871,985	31.2%	$738,754	30.7%
South	694,464	24.9%	520,733	21.8%
East	759,863	27.3%	688,518	28.8%
Midwest	37,363	1.3%	30,331	1.3%
Various U.S.(1)	129,628	4.6%	128,334	5.4%
Total	$2,493,303	89.3%	$2,106,670	88.0%
Europe:
France(2)	$88,550	3.2%	$85,019	3.6%
Spain(2)	99,111	3.6%	95,159	4.0%
United Kingdom(3)	107,516	3.9%	104,230	4.4%
Total	$295,177	10.7%	$284,408	12.0%
Total	$2,788,480	100.0%	$2,391,078	100.0%
(1) Various U.S. includes self-storage and industrial portfolios with multiple locations throughout the United States.
(2) Our European loans that are collateralized by industrial commercial real estate in France and Spain are denominated in Euros and have a fair value of €81.8 million and €91.6 million, respectively, as of March 31, 2025.
(3) Our European loan that is collateralized by industrial commercial real estate in the United Kingdom is denominated in British pounds sterling and has a fair value of £83.1 million as of March 31, 2025.
The weighted average loan-to-value ratio, a metric utilized in the fair value measurement of our commercial real estate loan investments, for our loan investments at March 31, 2025 was approximately 65% based on the loan principal amount and the independent property appraisals.

4.Borrowings

The table below summarizes our borrowing arrangements as of March 31, 2025 and December 31, 2024. Our borrowing arrangements include secured lending and term lending agreements (collectively, our “secured financing facilities”) and a revolving credit facility.

			March 31, 2025					December 31, 2024
$ in thousands	Current Maturity	Extension Options(1)	Weighted Average Interest Rate(2)	Maximum Facility Size	Available Capacity	Amount Outstanding	Fair Value	Amount Outstanding	Fair Value

Term Lending Agreement
INCREF Lending II	Match-term	Match-term	6.61%	$300,000	$165,482	$134,518	$134,518	$134,518	$134,518

Secured Lending Agreements
Term Financing
INCREF Lending I	Oct 2026	Oct 2029	6.33%	837,517	108,806	728,711	728,790	722,672	722,796

Repurchase Agreements
Morgan Stanley Bank(3)	May 2026	May 2027	6.59%	500,000	154,114	345,886	345,887	342,009	342,079
Citibank	Sep 2026	Sep 2028	5.65%	500,000	215,008	284,992	285,266	276,323	276,653
Barclays(3)	Apr 2027	Apr 2029	6.23%	500,000	300,695	199,305	199,314	199,305	199,326
Wells Fargo	May 2026	May 2029	6.15%	300,000	31,276	268,724	268,744	179,462	179,496
Bank of Montreal(3)	Jul 2025	Jul 2028	—%	25,000	25,000	—	—	—	—
Capital One(3)	Feb 2027	Feb 2030	5.85%	250,000	62,876	187,124	187,124	N/A	N/A
Total secured financing facilities				$3,212,517	$1,063,257	$2,149,260	$2,149,643	$1,854,289	$1,854,868

Revolving Credit Facility(4)			8.26%	$135,000	$135,000	$—	$—	$—	$—
(1)    Assumes all available extension options are exercised.
(2)    Represents the weighted average interest rate in effect as of March 31, 2025.
(3)    Certain extension options for these facilities are subject to lender approval and compliance with certain financial and administrative covenants.
(4)    Maturity date is aligned with the Company’s ability to call remaining outstanding capital committed under the Invesco Subscription Agreement, as further explained below.
Borrowings denominated in U.S. dollars under our secured financing facilities and revolving credit facility bear interest at one-month SOFR plus a spread. Euro denominated borrowings bear interest at three-month Euribor plus a spread, and our British pounds Sterling denominated borrowings bear interest at three-month SONIA plus a spread. Our secured financing facilities are subject to certain non-financial and financial covenants, including liquidity, tangible net worth and leverage covenants. We were in compliance with these covenants as of March 31, 2025.

Term Lending Agreement
In August 2024, we entered into a $300.0 million Facility Loan Program and Security Agreement with a financial institution (“INCREF Lending II”) that provides asset-based financing on a non-mark-to-market basis with partial recourse to us and match-term to the underlying loans.
We have pledged certain commercial real estate loan investments with a fair value of approximately $175.8 million as collateral for INCREF Lending II. We segregate the commercial real estate loans that we have pledged as collateral in our books and records. Our term lending agreement counterparty has the right to resell or repledge the collateral posted but has the obligation to return the pledged collateral upon maturity of the term lending agreement.
Secured Lending Agreements
In July 2024, we entered into a $837.5 million Master Repurchase Agreement with a financial institution (“INCREF Lending I”) that provides asset-based financing with partial recourse to us and does not provide the lender with margin call rights. The term of the facility matches the term of the underlying collateral up to two years and is subject to three additional one-year extension options that we may exercise upon satisfaction of certain customary conditions and thresholds. We have pledged certain commercial real estate loan investments with a fair value of approximately $917.5 million as collateral for INCREF Lending I.

We have also entered into traditional repurchase agreements with six financial institutions, as detailed in the table above. We have pledged certain commercial real estate loan investments with a fair value of approximately $1.7 billion as collateral for these agreements. Certain borrowings under our Citibank repurchase agreement are collateralized by European commercial real estate loans. The borrowings are denominated in Euros and British pound sterling and have a fair value of €138.7 million and £66.5 million, respectively, as of March 31, 2025. We segregate the commercial real estate loans that we have pledged as collateral in our books and records. Our repurchase agreement counterparties have the right to resell or repledge the collateral posted but have the obligation to return the pledged collateral upon maturity of the repurchase agreement.

We were not required to post any margin under our master repurchase agreements as of March 31, 2025 and December 31, 2024. A margin deficiency may generally result from either a decline in the underlying loan’s market value or a shortfall in operating performance of the property. We may finance multiple commercial loan investments under a repurchase agreement; therefore, a margin excess in one asset could help mitigate a margin deficiency in another asset under the same repurchase agreement. We intend to maintain a level of liquidity that will enable us to meet margin calls. Master repurchase agreements are recourse obligations.
Counterparty Exposure

We have pledged certain commercial real estate loan investments as collateral for our secured financing facilities. If a secured financing counterparty were to default on its obligation to return the collateral, we would be exposed to potential losses to the extent the fair value of the collateral that we have pledged to the counterparty exceeded the amount loaned to us plus interest due to the counterparty. The following table summarizes our net exposure with those counterparties where the amount at risk exceeded 10.0% of stockholders’ equity as of March 31, 2025 and December 31, 2024.

$ in thousands	Outstanding Principal	Net Counterparty Exposure	Weighted Average Life (Years)(1)
March 31, 2025
Morgan Stanley Bank	$345,886	$99,155	2.15
Citibank	1,013,703	260,398	4.26
Wells Fargo	268,724	72,693	4.15
Capital One	187,124	88,734	4.88
Total	$1,815,437	$520,980	3.90
December 31, 2024
Morgan Stanley Bank	$342,009	$101,931	2.40
Citibank	998,995	260,459	4.51
Barclays	199,305	51,591	4.32
Wells Fargo	179,462	48,058	4.39
Total	$1,719,771	$462,039	4.05
(1) Assumes all extension options are exercised for borrowing facilities that may be extended at our option, subject to compliance with certain financial and administrative covenants.

The following table shows the aggregate amount of maturities of our outstanding borrowings over the next five years and thereafter as of March 31, 2025:

$ in thousands	Secured Lending Agreements(1)	Term Lending Agreement(1)	Total
Year
2025 (remaining)	$—	$—	$—
2026	—	—	—
2027	345,886	—	345,886
2028	284,992	—	284,992
2029	1,196,740	124,182	1,320,922
2030	187,124	10,336	197,460
Thereafter	—	—	—
Total	$2,014,742	$134,518	$2,149,260
(1) Assumes all extension options are exercised for borrowing facilities that may be extended at our option, subject to compliance with certain financial and administrative covenants.

Revolving Credit Facility
Our revolving credit facility is secured by uncalled capital subscriptions under the terms of the Invesco Subscription Agreement, as described in Note 9 - “Redeemable Common Stock - Related Party”. Borrowings under the facility bear interest at one-month Term SOFR or the prime rate plus a spread. The revolving credit facility allows for the ability to obtain tranches of term financing in addition to general borrowings under an Uncommitted Tranche (as defined in the credit agreement). The Uncommitted Tranche is due on demand (15 business days after notice); any Funded Tranche (as defined in the credit agreement) is due no later than (a) three years from issuance or (b) 360 days after notice; and all amounts outstanding under the facility are due 30 days prior to the last date on which capital calls may be issued. The facility is prepayable without penalty.
Our revolving credit facility is subject to certain affirmative and negative non-financial and financial covenants, including a limitation on indebtedness. We were in compliance with these covenants as of March 31, 2025.
5.Derivatives and Hedging Activities
Currency Forward Contracts
We enter into currency forward contracts to help mitigate the impact of changes in foreign currency exchange rates on our investments and financing transactions denominated in currencies other than the U.S. dollar. Despite being economic hedges, we have elected not to treat our foreign currency forwards as hedges for accounting purposes and, therefore, the realized and unrealized gains and losses associated with such instruments are included in gain (loss) on derivative instruments, net in our condensed consolidated statements of comprehensive income. Gain or (loss) on foreign currency transactions, net reflects the net financial impact resulting from changes in exchange rates between the time we enter into foreign currency transactions and when they are settled.
The following table summarizes changes in the notional amount of our currency forward contracts during three months ended March 31, 2025:

	Local Currency
In thousands	Notional Amount as of December 31, 2024	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of March 31, 2025	Notional Amount as of March 31, 2025
Buy USD / Sell EUR Forward	€39,474	€—	€(877)	€38,597	$43,821
Buy USD / Sell GBP Forward	£19,417	£—	£(506)	£18,911	$24,978
The table below presents the fair value of our currency forward contracts, as well as their classification on the condensed consolidated balance sheet as of March 31, 2025:

$ in thousands	Fair Value as of
	March 31, 2025	December 31, 2024
Derivative Assets	$1,767	$4,064
Derivative Liabilities	$—	$—
The following table summarizes the effect of currency forward contracts reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2025:

$ in thousands	Three Months Ended March 31, 2025
Derivatives not designated as hedging instruments	Realized gain (loss) on derivative instruments, net	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Currency Forward Contracts	$117	$(2,297)	$(2,180)

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
Valuation of Financial Instruments Measured at Fair Value
The following tables detail our financial instruments measured at fair value on a recurring basis:

	March 31, 2025
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Commercial real estate loan investments	$—	$—	$2,788,480	$2,788,480
Derivative assets	—	1,767	—	1,767
Total assets	$—	$1,767	$2,788,480	$2,790,247

Liabilities:
Secured lending agreements	$—	$—	$2,015,125	$2,015,125
Term lending agreement	—	—	134,518	134,518
Total liabilities	$—	$—	$2,149,643	$2,149,643

	December 31, 2024
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Commercial real estate loan investments	$—	$—	$2,391,078	$2,391,078
Derivative assets	—	4,064	—	4,064
Total assets	$—	$4,064	$2,391,078	$2,395,142

Liabilities:
Secured lending agreements	$—	$—	$1,720,350	$1,720,350
Term lending agreements	—	—	134,518	134,518
Total liabilities	$—	$—	$1,854,868	$1,854,868
Valuation of Commercial Real Estate Loan Investments
The commercial loans are carried at fair value based on significant unobservable inputs. The following table shows a reconciliation of the beginning and ending fair value measurements of our commercial real estate loan investments:

$ in thousands	Three Months Ended March 31, 2025
Beginning Balance	$2,391,078
Loan originations and fundings	384,706
Net unrealized gain (loss)	1,856
Foreign currency adjustments(1)	10,840
Ending Balance	$2,788,480
(1) The foreign currency adjustment in the table above differs from the amount reflected in the condensed consolidated Statement of Comprehensive Income by approximately $16,000 relating to the translation of certain foreign commercial real estate loans that is included in the currency translation adjustment balance of comprehensive income.
The following tables summarize the significant unobservable inputs used in the fair value measurement of our investments in commercial loans:

	March 31, 2025
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)(1)
Commercial loans	Discounted cash flow	Discount rate	6.91%	5.59% - 12.07%	0.49

	December 31, 2024
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)(1)
Commercial loans	Discounted cash flow	Discount rate	7.16%	5.90% - 12.12%	0.56
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
Valuation of Revolving Credit Facility
Given the uncertainty of future cash flows and our ability to prepay without penalty, we determined the fair value of our revolving credit facility to approximate par.
The following table shows a reconciliation of the beginning and ending fair value measurements of our revolving credit facility:

$ in thousands	Three Months Ended March 31, 2025
Beginning Balance	$—
Proceeds from revolving credit facility	135,000
Repayment of revolving credit facility	(135,000)
Net unrealized (gain) loss	—
Ending Balance	$—
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

	Three Months Ended March 31, 2025
$ in thousands	Secured Lending Agreements	Term Lending Agreement	Total
Beginning Balance	$1,720,350	$134,518	$1,854,868
Proceeds from secured financing facilities	286,301	—	286,301
Net unrealized (gain) loss	(195)	—	(195)
Unrealized foreign currency (gain) loss	8,669	—	8,669
Ending Balance	$2,015,125	$134,518	$2,149,643
The following tables summarize the significant unobservable inputs used in the fair value measurement of our secured financing facilities:

	March 31, 2025
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)(1)
Secured financing facilities	Discounted cash flow	Discount rate	6.09%	4.56% - 6.67%	0.48

	December 31, 2024
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)
Secured financing facilities	Discounted cash flow	Discount rate	6.20%	4.88% - 6.72%	0.56

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
7.Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of accounts payable, accrued expenses and other liabilities as of March 31, 2025 and December 31, 2024.

$ in thousands	March 31, 2025	December 31, 2024
Accounts payable and accrued expenses	$4,864	$2,073
Subscriptions paid in advance (1)	28,495	19,784
Accrued common stock repurchases	—	55
Other liabilities	935	1,247
Total	$34,294	$23,159
(1) Represents subscriptions received by our transfer agent prior to the date the subscriptions are effective.

8.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates as of March 31, 2025 and December 31, 2024.

$ in thousands	March 31, 2025	December 31, 2024
Advanced organizational, offering and operating expenses	$13,379	$14,214
Reimbursable operating expenses	2,248	3,454
Adviser commitment fee payable	2,119	2,357
Stockholder servicing fees	12,360	8,503
Management fees	1,062	746
Performance fees	768	2,068
Total	$31,936	$31,342
Advanced Organizational, Offering and Operating Expenses
Under the terms of our Amended and Restated Advisory Agreement (“Advisory Agreement”), the Adviser advanced all of our organizational, offering and operating expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through May 31, 2024. Starting in December 2024, we began reimbursing the Adviser for these costs ratably over 52 months. As of March 31, 2025, we owe the Adviser approximately $13.4 million (December 31, 2024: $14.2 million) for the remaining outstanding balance of the expenses advanced by the Adviser under this arrangement.
Reimbursable Operating Expenses
Operating expenses incurred by the Adviser on our behalf after May 31, 2024 are reimbursed quarterly to the Adviser, and the balance outstanding as of March 31, 2025 and December 31, 2024 is listed in the above table as “Reimbursable operating expenses.”

Starting with the quarter ending June 30, 2025, we may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in the Advisory Agreement) that exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”) for the four consecutive fiscal quarters then ended. We may reimburse the Adviser for operating expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.
Adviser Commitment Fee Payable
We charge a commitment fee to borrowers in connection with the origination of each new loan. The commitment fee is calculated as a percentage of the whole loan on a fully-funded basis, as determined by the Adviser at the time of origination. We pay the Adviser 50% (not to exceed 0.5% of the whole loan on a fully funded basis) of any commitment fee charged to borrowers in connection with each new loan as compensation for sourcing, structuring and negotiating the loan. The commitment fee income and related expense to the Adviser is reported as commitment fee income, net of related party expense on the condensed consolidated statements of comprehensive income.
Stockholder Servicing Fees and Other Selling Commissions
Invesco Distributors, Inc. (the “Dealer Manager”) is entitled to receive upfront selling commissions and stockholder servicing fees for Class S, Class S-1, Class D and Class D-1 shares sold in the Continuous Offering. The Dealer Manager reallows (pays) all or a portion of the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers and will waive stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such service. We did not issue any Class D-1 shares as of March 31, 2025.
We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class S, Class S-1, Class D and Class D-1 share is sold during the Continuous Offering. The following table summarizes stockholder servicing fees paid for the period ended March 31, 2025 and the year ended December 31, 2024.

$ in thousands	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares
For the period ended March 31, 2025	$—	$435	$—	$—
For the year ended December 31, 2024	$1	$761	$—	$—
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
Management Fee and Performance Fee
Under the terms of our Advisory Agreement, we pay the Adviser a management fee equal to 1.0% per annum of NAV, calculated monthly before giving effect to any accruals for the management fee, stockholder servicing fees, performance fees or any distributions with respect to our Class S, Class S-1, Class D, Class D-1 and Class I shares. We also pay the Adviser a performance fee equal to 10% of our “Performance Fee Income” with respect to our Class S, Class S-1, Class D, Class D-1 and Class I shares.
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

Management fees and performance fees began to accrue on March 1, 2024. Management fees are accrued monthly and paid quarterly in arrears and performance fees are paid annually. During the three months ended March 31, 2025, we incurred management fees of $1.1 million of which $1.1 million is accrued as a component of due to affiliates on our condensed consolidated balance sheets as of March 31, 2025. During the three months ended March 31, 2025, we incurred performance fees of $768,000, of which $768,000 is accrued as a component of due to affiliates on our condensed consolidated balance sheets as of March 31, 2025. During the three months ended March 31, 2025, we issued 29,300 and 81,185 Class E Redeemable Common Stock shares as payment for the management fees and performance fees earned, respectively. The shares issued to the Adviser for payment of the management fee and performance fee were issued at the applicable NAV per share at the end of each quarter for which the fees were earned.
The current term of our Advisory Agreement expires on March 31, 2026. The Advisory Agreement is subject to automatic renewals for successive one-year periods unless otherwise terminated in accordance with the provisions of the agreement. If the Advisory Agreement is terminated, the Adviser will be entitled to receive its prorated management fee and performance fee owed through the date of termination. If we elect not to renew our Advisory Agreement based on unsatisfactory performance and not for cause, we owe our Adviser a termination fee equal to three times the sum of our average annual management fee during the 24-month period before termination, calculated as of the end of the most recently completed fiscal quarter.
Our Adviser is subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it. The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. We incurred $602,000 of costs for support personnel provided by the Adviser for the three months ended March 31, 2025 that are recorded as a component of due to affiliates on our condensed consolidated balance sheets and as general and administrative expenses on our condensed consolidated statements of comprehensive income. During the three months ended March 31, 2024, we incurred $232,000, of costs for support personnel provided by the Adviser.
Related Party Share Ownership
The tables below summarize the number of shares and the total purchase price of the shares owned by affiliates as of March 31, 2025 and as of December 31, 2024.

	March 31, 2025
$ in thousands, except share amounts	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total Purchase Price
Invesco Realty, Inc.(1)	1,196,923	—	1,197,628	—	1,194,434	1,189,256	—	$120,000
Invesco Advisers, Inc.(2)	—	—	—	—	—	146,422	—	3,722
Members of our board of directors (3)	—	—	—	—	—	25,793	—	658
Total	1,196,923	—	1,197,628	—	1,194,434	1,361,471	—	$124,380
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
(3) Represents shares issued to members of our board of directors, including stock awards under our Share-Based Compensation Plan.

	December 31, 2024
$ in thousands, except share amounts	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total Purchase Price
Invesco Realty, Inc.(1)	1,496,143	—	1,497,041	—	1,492,906	1,483,196	—	$150,000
Invesco Advisers, Inc.(2)	—	—	—	—	—	35,937	—	908
Members of our board of directors (3)	—	—	—	—	—	25,416	—	646
Total	1,496,143	—	1,497,041	—	1,492,906	1,544,549	—	$151,554
9.Redeemable Common Stock - Related Party
Invesco Realty, Inc. (“Invesco Realty”), an affiliate of Invesco, has committed to purchase up to $300.0 million in shares of our common stock (the “Invesco Subscription Agreement”). We may call $150.0 million in capital under the Invesco Subscription

Agreement in one or more closings through March 23, 2028. We may also call up to $150.0 million in additional capital (for a total of $300.0 million) if needed to avoid triggering any concentration limit imposed by a third party in connection with its distribution or placement of our shares or for purposes of repaying indebtedness drawn on the revolving credit facility. As of March 31, 2025, we had called $120.0 million of the total $300.0 million. The remaining uncalled amount serves as collateral for the revolving credit facility.

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
As discussed in Note 8 - “Related Party Transactions”, our management and performance fees are payable in cash or Class E shares at the option of the Adviser. Because the Adviser may elect to have the Company repurchase shares issued as payment for management fees or performance fees, we classify these shares as redeemable common stock. Class E shares issued to the Adviser as payment for management or performance fees are not subject to the repurchase limits of the Company’s share repurchase plan described in Note 10 - “Stockholders’ Equity,” any lockup period applicable to the Adviser, or any reduction penalty for an early repurchase. The Adviser also has the option to exchange Class E shares issued as payment for management or performance fees for Class S, Class S-1, Class D, Class D-1, Class F, or Class I shares. During the three months ended March 31, 2025, we issued 29,300 and 81,185 Class E shares to the Adviser as payment for management fees and performance fees payable as of December 31, 2024, respectively.
The following tables summarize the changes in redeemable common stock for the three months ended March 31, 2025 and 2024:

$ in thousands	Class S Redeemable Common Stock	Class D Redeemable Common Stock	Class I Redeemable Common Stock	Class E Redeemable Common Stock	Total Redeemable Common Stock
Balance as of December 31, 2024	$37,554	$37,554	$37,565	$38,694	$151,367
Issuance of redeemable common stock	—	—	—	2,814	2,814
Repurchase of redeemable common stock	(7,500)	(7,500)	(7,500)	(7,500)	(30,000)
Adjustment to carrying value of redeemable common stock	(4)	(5)	(1)	170	160
Balance as of March 31, 2025	$30,050	$30,049	$30,064	$34,178	$124,341

$ in thousands	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total Redeemable Common Stock
Balance as of December 31, 2023	$26,335	$26,335	$26,335	$26,335	$105,340
Issuance of redeemable common stock	—	—	—	—	—
Adjustment to carrying value of redeemable common stock	—	—	—	—	—
Balance as of March 31, 2024	$26,335	$26,335	$26,335	$26,335	$105,340
The following tables summarize the changes in our outstanding shares of redeemable common stock shares for the three months ended March 31, 2025 and 2024:

	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total Redeemable Common Stock
Outstanding Shares as of December 31, 2024	1,496,143	1,497,041	1,492,906	1,519,133	6,005,223
Issuance of redeemable common stock	—	—	—	110,485	110,485
Repurchase of redeemable common stock	(299,220)	(299,413)	(298,472)	(293,940)	(1,191,045)
Outstanding Shares as of March 31, 2025	1,196,923	1,197,628	1,194,434	1,335,678	4,924,663

	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total Redeemable Common Stock

Outstanding Shares as of December 31, 2023	1,052,487	1,052,487	1,052,487	1,052,464	4,209,925
Issuance of redeemable common stock	—	—	—	—	—
Outstanding Shares as of March 31, 2024	1,052,487	1,052,487	1,052,487	1,052,464	4,209,925
10.Stockholders’ Equity
Stapled Unit Offerings of Preferred and Common Stock
On January 31, 2025, we redeemed all 111 Stapled Units and 117 New Stapled Units issued and outstanding. Each Stapled Unit consists of one share of 12.5% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), one Class S Share, one Class D Share and one Class I Share. Each New Stapled Unit consists of one share of Series A Preferred Stock and one Class S-1 Share. The cash redemption price for each share of stapled common stock was the NAV per share for the applicable share class as of December 31, 2024. Through the redemption of all Stapled Units and New Stapled Units, we redeemed all 228 issued and outstanding shares of our Series A Preferred Stock for approximately $232,000, plus accrued and unpaid dividends. The cash redemption price for each share of Series A Preferred Stock was $1,000. The excess of the consideration transferred over carrying value was accounted for as a deemed dividend and resulted in a reduction of approximately $27,000 in net income (loss) attributable to common stockholders for the three months ended March 31, 2025. Prior to redemption, holders of our Series A Preferred Stock were entitled to receive dividends at an annual rate of 12.5% of the liquidation preference of $1,000 per share or $125.00 per share per annum.
Common Stock
The table below summarizes changes in our outstanding shares of common stock for the three months ended March 31, 2025 and 2024. We did not issue any Class D-1 Shares as of March 31, 2025.

	Three Months Ended March 31, 2025
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total
Total Outstanding Shares as of December 31, 2024	1,502,214	7,226,062	1,499,147	—	4,171,608	1,635,105	8,218,258	24,252,394
Issuance of common stock to unaffiliated stockholders	3,969	3,261,421	8,211	—	1,088,268	8,244	—	4,370,113
Common stock distribution reinvestment	—	98,095	99	—	36,810	1,370	161,371	297,745
Issuance of redeemable common shares(1)	—	—	—	—	—	110,485	—	110,485
Repurchase of common stock	(111)	(21,833)	(111)	—	(8,678)	—	—	(30,733)
Repurchase of redeemable common stock	(299,220)	—	(299,413)	—	(298,472)	(293,940)	—	(1,191,045)
Total Outstanding Shares as of March 31, 2025	1,206,852	10,563,745	1,207,933	—	4,989,536	1,461,264	8,379,629	27,808,959
(1) Consists of shares issued to an Invesco affiliate for the payment of management fees and performance fees that are classified as redeemable common stock. See Note 9 - “Redeemable Common Stock - Related Party”.

	Three Months Ended March 31, 2024
	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Class F Shares	Total
Total Outstanding Shares as of December 31, 2023	1,052,598	1,054,174	1,052,598	1,383,506	1,067,805	—	5,610,681
Issuance of common stock to unaffiliated stockholders	—	1,467,311	—	656,221	57,994	—	2,181,526
Common stock distribution reinvestment	—	21,860	—	8,245	622	—	30,727
Total Outstanding Shares as of March 31, 2024	1,052,598	2,543,345	1,052,598	2,047,972	1,126,421	—	7,822,934

Distributions
We are generally required to distribute at least 90% our taxable income to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Taxable income does not necessarily equal net income as calculated in accordance with U.S. GAAP.
For the three months ended March 31, 2025 and 2024, we declared distributions of $12.9 million and $6.3 million, respectively. We accrued $4.3 million for distributions payable, of which $788,000 was accrued for distributions payable to related parties, in our condensed consolidated balance sheet as of March 31, 2025. We accrued $3.8 million for distributions payable, of which $1.0 million was accrued for distributions payable to related parties, in our condensed consolidated balance sheet as of December 31, 2024.
The tables below detail the aggregate distributions declared per share for each applicable class of stock for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31, 2025
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares(1)	Class I Shares	Class E Shares	Class F Shares
Aggregate distribution declared per share	$0.5000	$0.5000	$0.5000	$—	$0.5000	$0.5000	$0.5000
Stockholder servicing fee per share	(0.0003)	(0.0528)	—	—	—	—	—
Net distribution declared per share	$0.4997	$0.4472	$0.5000	$—	$0.5000	$0.5000	$0.5000

	Three Months Ended March 31, 2024
	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Class F Shares(3)
Aggregate distribution declared per share	$0.8600	$0.8600	$0.8600	$0.8600	$0.8600	$—
Stockholder servicing fee per share	—	(0.0534)	—	—	—	—
Net distribution declared per share	$0.8600	$0.8066	$0.8600	$0.8600	$0.8600	$—
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

During the three months ended March 31, 2025, we fulfilled all requests under the share repurchase plan and repurchased 30,733 shares of common stock. For the three months ended March 31, 2024, we did not repurchase any shares under the share repurchase plan.
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

11.Earnings per Common Share
Earnings per share for the three months ended March 31, 2025 and 2024 is computed as presented in the table below.

	For the Three Months Ended
$ in thousands, except share and per share amounts	March 31, 2025	March 31, 2024
Net income (loss) available to common stockholders	$11,635	$4,680

Weighted average common shares outstanding	27,233,292	7,183,194
Effect of dilutive restricted stock awards	76	583
Diluted weighted average common shares outstanding	27,233,368	7,183,777
Earnings (loss) per share:
Basic	$0.43	$0.65
Diluted	$0.43	$0.65
12.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of March 31, 2025, we had unfunded commitments of $338.0 million for certain of our commercial real estate loan investments. The unfunded commitments consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the weighted average remaining term of the related loans of 1.97 years.
We have also committed to pay counterparty legal, diligence and other fees in connection with new financing facilities in the ordinary course of business.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, the Company was not involved in any material legal proceedings.

13.Segment Reporting

We conduct our business as a single operating segment. Because the accounting policies for the segment are the same as those described in Note 2 “Summary of Significant Accounting Policies,” to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2024, total segment net income and total segment assets are equal to total net income and total assets, as reported on our condensed consolidated statements of comprehensive income and condensed consolidated balance sheets, respectively. All revenues for the segment are derived from external customers.

14. Subsequent Events
Stockholders’ Equity
Subsequent to March 31, 2025, we issued the following shares of common stock:

$ in thousands except share amounts	Shares Issued to Third-Parties	Shares Issued to Affiliates(1)(2)	DRP Shares(3)
Class S	120,596	—	25
Class S-1	2,047,862	—	40,124
Class D	—	—	66
Class D-1	—	—	—
Class I	1,112,073	—	14,177
Class E	5,671	41,491	485
Class F	—	—	52,204
Total	3,286,202	41,491	107,081

Total net proceeds(4)	$82,703	$—	$2,721
(1)Affiliates include related parties discussed in Note 8 - “Related Party Transactions”.
(2)Includes 41,491 Class E shares issued to our Adviser as payment for management fees for total consideration of $1.1 million, which is excluded from Total net proceeds.
(3)Represents shares issued under our distribution reinvestment plan.
(4)With respect to DRP Shares, Total net proceeds represents total value of shares issued under our distribution reinvestment plan.
INCREF 2025-FL1 CLO

On May 7, 2025, the Company entered into a collateralized loan obligation (“CLO”), contributing $1.2 billion of commercial real estate loan investments into the CLO and issuing $1.2 billion of Secured Notes and Income Notes. The Company retained $219 million of the CLO, consisting of Classes D, E, F, and G and the Income Notes. The Secured Notes bear interest at Term SOFR plus a spread and will mature at par on the payment date in October 2042, unless redeemed or repaid prior thereto. The proceeds from the issuance, after payment of certain fees and expenses, were primarily used to repay amounts owed to certain repurchase agreement facility lenders, creating $882 million in available warehouse capacity. See Item 5, Other Information, for a summary of the transaction.

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
The following discussion should be read in conjunction with our condensed consolidated financial statements and the accompanying notes to our condensed consolidated financial statements, which are included in Item 1 of this Quarterly Report, as well as the information contained in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
Forward Looking Statements
This Quarterly Report may include statements that constitute “forward-looking statements” within the meaning of the United States securities laws and the Private Securities Litigation Reform Act of 1995, and such statements are intended to be covered by the safe harbor provided by the same. These forward-looking statements may include statements about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “project,” “forecast” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements, although not all forward-looking statements may contain such words.
Forward-looking statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are difficult to predict and are generally beyond our control. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. We caution you not to rely unduly on any forward-looking statements and urge you to carefully consider the factors described under the headings "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report and our Annual Report on Form 10-K. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
We are externally managed by Invesco Advisers, Inc. (the “Adviser”), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd., an independent global investment management firm. Our Adviser utilizes the personnel and global resources of Invesco Real Estate to provide investment management services to us. We qualified to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2023. To maintain our REIT qualifications, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income (determined without regard to our net capital gain and dividends-paid deduction) to stockholders and maintain our qualification as a REIT. We operate our business in a manner that permits our exclusion from the definition of “Investment Company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

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
Market Conditions
For the quarter ended March 31, 2025, the Company originated 10 commercial real estate loans with an aggregate total loan commitment amount of $424.4 million and a spot coupon of 7.06% based on the weighted average interest rate on our net committed equity position as of March 31, 2025.
The portfolio saw a slight increase in weighted average net spread, going from 6.75% in the fourth quarter 2024 to 6.82% in the first quarter 2025. The weighted average interest rate spread on our net committed equity position is comprised of the difference between the spread on our commercial real estate loans applied to the committed loan amounts less the spread on our borrowings applied to the total financing. This difference is divided by our net committed equity position. The weighted average interest rate is the spread combined with the applicable benchmark rate (in effect on March 31, 2025) after considering any impact of the interest rate floor.
The United States has recently announced changes to trade policy, including significant increases in tariffs on imports and the potential renegotiation or termination of existing trade agreements. Sharp shifts in tariff policies and the potential for global trade conflict and retaliatory actions have caused disruption and volatility in capital markets globally, particularly in public equities and fixed income markets. While private real estate investments can be better insulated from extreme trading volatility, significant shifts in conditions and uncertainty generally increase risk profiles.
Outlook
We believe that risks around economic growth and inflation have increased, particularly in the near term, but there is limited clarity on the net impact to overall demand, transaction volume, and asset valuations. In certain scenarios, we could see tailwinds like lower interest rates and further reductions in new supply. The full impact of changing U.S. trade policy is difficult to assess at this time, and we will continue to carefully monitor developments and respond appropriately.
Attractive entry points and opportunities can emerge during periods of disruption, volatility, and lower competition. As investors digest tariff implications, our loan selection remains focused on supply and demand fundamentals and originating on quality real estate with strong borrowers. We believe private credit assets secured by commercial real estate remain appealing for several reasons, including historically attractive long-term risk-adjusted returns compared to both fixed income and equity alternatives, security in the capital stack at reset values, downside protection afforded by asset-backed lending, and limited correlation with other fixed income investments.

Q1 2025 Highlights
Capital Activity and Distributions
•Declared monthly net distributions totaling $12.9 million for the quarter ended March 31, 2025.
•Raised $105.7 million of net proceeds from the sale of our common stock through our Continuous Offering during the quarter ended March 31, 2025.
•Repurchased 1,191,045 shares of our redeemable common stock from Invesco Realty, Inc. under the Invesco Subscription Agreement for an aggregate repurchase price of $30.0 million. The shares were not repurchased under the share repurchase plan.
•Redeemed all issued and outstanding shares of our Series A Preferred Stock for approximately $232,000, plus accrued and unpaid dividends.
Investments
•Originated 10 floating rate senior commercial real estate loans in the United States with a total commitment amount of $424.4 million and total outstanding principal amount of $369.7 million as of March 31, 2025, including self-storage, student housing, multifamily and industrial properties.
Financing Activity
•Entered into a repurchase agreement facility with Capital One. The repurchase agreement has a maximum facility size of $250.0 million and bears interest at a one-month term SOFR plus a spread.
•Received net borrowings of $286.3 million from our secured financing facilities for the three months ended March 31, 2025.

Financial Condition
Investment Activities
We commenced investing in domestic commercial real estate loans in May 2023 and in European loans in September 2024. As of March 31, 2025, we originated 56 commercial real estate loans with a fair value of $2.8 billion. We elected the fair value option for our commercial real estate loan investments and, accordingly, we recognize any origination costs or fees associated with the loans in the period of origination. Our domestic loan investments earn interest at term SOFR plus a spread and had a weighted average interest rate of 7.30% as of March 31, 2025. Our European loans earn interest at either three-month Euribor or three-month SONIA and had a weighted average interest rate of 6.60% at March 31, 2025. During the three months ended March 31, 2025, we earned $46.8 million of interest income on these loans.
The following table details overall statistics for our loan portfolio as of March 31, 2025, December 31, 2024, and March 31, 2024:

$ in thousands	March 31, 2025	December 31, 2024	March 31, 2024
Number of investments	56	46	14
Principal balance	$2,785,906	$2,390,362	$823,415
Fair value	$2,788,480	$2,391,078	$824,333
Unfunded loan commitments(1)	$337,952	$298,266	$131,091
Weighted-average interest rate(2)	7.23%	7.38%	8.46%
Weighted-average maximum maturity (years)(3)	4.1	4.3	4.6
Origination loan-to-value (LTV)(4)	62%	63%	65%
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
(4)    LTV is generally based on the initial loan amount and the independent property appraisals at the time of origination.
The following charts illustrate the diversification and composition of our loan portfolio based on fair value as of March 31, 2025:
The following table details our loan activity:

	Three Months Ended	Three Months Ended
$ in thousands	March 31, 2025	March 31, 2024
Loan originations	$368,733	$204,439
Loan fundings	15,973	5,473
Loan repayments and sales	—	—
Total net fundings	$384,706	$209,912
The following table provides details of our loan portfolio, on a loan-by-loan basis, as of March 31, 2025:

$ in thousands
Metropolitan Statistical Area	Property Type	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Current Maturity	Maximum Maturity(3)
Phoenix	Industrial	05/17/2023	7.67%	$136,000	$123,926	$123,926	6/9/2025	6/9/2028
San Jose	Multifamily	05/31/2023	7.47%	41,700	41,700	41,700	6/9/2026	6/9/2028
New York (4)	Multifamily	07/26/2023	7.42%	73,600	73,600	73,600	8/9/2026	8/9/2028
Los Angeles	Multifamily	08/04/2023	7.42%	85,180	81,037	81,037	8/9/2025	8/9/2028
Miami	Industrial	08/25/2023	7.67%	42,676	36,700	36,700	9/9/2025	9/9/2028
Richmond	Industrial	09/25/2023	7.67%	38,300	34,718	34,718	10/9/2025	10/9/2028
Atlanta	Industrial	11/06/2023	7.67%	92,950	84,494	84,494	11/9/2025	11/9/2028
Dallas	Multifamily	12/07/2023	7.12%	70,000	65,224	65,280	12/9/2026	12/9/2028
Seattle	Multifamily	12/12/2023	7.27%	68,500	68,500	68,500	12/9/2026	12/9/2028
New York (5)	Multifamily	12/21/2023	7.32%	22,500	22,500	22,500	12/9/2026	12/9/2028
Houston	Multifamily	01/24/2024	7.32%	61,500	61,000	61,000	2/9/2027	2/9/2029
New York	Multifamily	02/08/2024	7.32%	120,000	76,865	76,865	2/9/2027	2/9/2029
Orange County	Multifamily	03/05/2024	7.47%	56,600	56,520	56,520	3/9/2027	3/9/2029
Los Angeles	Multifamily	03/28/2024	7.32%	45,000	41,535	41,538	4/9/2026	4/9/2029
Los Angeles	Multifamily	04/12/2024	7.37%	66,050	61,125	61,163	4/9/2027	4/9/2029
New York	Multifamily	05/02/2024	7.32%	150,000	40,724	40,935	5/9/2027	5/9/2029
Fort Worth	Multifamily	05/15/2024	7.22%	22,500	21,775	21,775	6/9/2026	6/9/2029
Fort Worth	Multifamily	05/15/2024	7.22%	23,650	23,500	23,500	6/9/2026	6/9/2029
Orange County	Industrial	05/31/2024	7.17%	47,275	43,472	43,497	6/9/2027	6/9/2029
Dallas	Multifamily	06/07/2024	7.12%	40,740	36,797	36,873	6/9/2027	6/9/2029
San Francisco	Multifamily	06/17/2024	6.97%	33,500	30,653	30,701	7/9/2027	7/9/2029
Jacksonville	Multifamily	06/28/2024	7.42%	40,350	38,903	38,903	7/9/2027	7/9/2029
Various U.S.	Self-Storage	07/10/2024	7.52%	42,448	41,439	41,469	8/9/2027	8/9/2029
Houston	Multifamily	07/24/2024	7.22%	50,750	49,750	49,786	8/9/2026	8/9/2029
Tampa	Multifamily	08/01/2024	7.02%	41,750	41,750	41,780	8/9/2027	8/9/2029
Dallas	Multifamily	08/01/2024	7.17%	44,000	44,000	44,032	8/9/2026	8/9/2029
Las Vegas	Industrial	08/20/2024	7.12%	55,515	53,325	53,373	9/9/2027	9/9/2029
Various U.S.	Self-Storage	08/27/2024	7.52%	11,267	10,467	10,476	9/9/2027	9/9/2029
Washington D.C.	Multifamily	08/28/2024	7.07%	101,000	98,611	98,796	9/9/2027	9/9/2029
Various U.S.	Industrial	08/30/2024	7.72%	83,500	77,576	77,683	9/9/2027	9/9/2029
Various U.S.	Industrial	09/12/2024	7.07%	128,010	122,463	122,463	10/9/2027	10/9/2029
Various U.S.	Industrial	09/13/2024	7.07%	47,881	47,881	47,881	10/9/2027	10/9/2029
Barcelona, Spain	Industrial	09/26/2024	5.96%	99,014	99,014	99,111	10/9/2027	10/9/2028
Paris, France	Industrial	09/26/2024	5.96%	88,463	88,463	88,550	10/9/2027	10/9/2028
Bristol, United Kingdom	Industrial	09/26/2024	7.72%	107,366	107,366	107,516	10/9/2027	10/9/2028
Tacoma	Self-Storage	10/08/2024	7.52%	13,356	12,829	12,842	10/9/2027	10/9/2029
Gainesville	Self-Storage	10/08/2024	7.52%	7,030	6,757	6,765	10/9/2027	10/9/2029
Lynchburg	Self-Storage	10/08/2024	7.52%	14,225	13,383	13,397	10/9/2027	10/9/2029
Los Angeles	Multifamily	10/10/2024	7.17%	22,545	20,360	20,382	10/9/2026	10/9/2029
Washington D.C.	Multifamily	10/15/2024	7.02%	98,900	97,570	97,786	10/9/2027	10/9/2029
San Jose	Industrial	10/31/2024	12.08%	30,000	11,475	11,475	10/31/2027	10/31/2029
New York (6)	Multifamily	12/06/2024	7.07%	61,897	61,397	61,421	12/9/2027	12/9/2029
Orange County	Industrial	12/13/2024	7.27%	67,832	54,400	54,485	1/9/2028	1/9/2030
Riverside	Industrial	12/17/2024	7.52%	58,092	47,187	47,260	1/9/2028	1/9/2030
Ft Lauderdale	Self-Storage	12/18/2024	7.52%	14,251	13,096	13,117	1/9/2028	1/9/2030
Chicago	Industrial	12/20/2024	7.27%	31,802	30,415	30,463	1/9/2028	1/9/2030
Austin	Industrial	01/16/2025	7.37%	26,042	22,044	22,082	2/9/2028	2/9/2030
Raleigh	Student Housing	01/30/2025	7.02%	43,460	38,500	38,604	2/9/2027	2/9/2030
Baton Rouge	Student Housing	02/06/2025	7.02%	29,500	22,750	22,812	2/9/2027	2/9/2030
Columbia	Student Housing	02/06/2025	7.02%	29,750	24,780	24,847	2/9/2027	2/9/2030
Portland	Multifamily	02/13/2025	7.02%	60,165	59,483	59,556	3/9/2027	3/9/2030
Austin	Student Housing	02/19/2025	7.02%	49,943	44,800	44,921	3/9/2027	3/9/2030
Eugene	Student Housing	02/19/2025	7.02%	73,053	63,857	64,030	3/9/2027	3/9/2030
Knoxville	Student Housing	02/20/2025	7.02%	98,290	80,500	80,644	3/9/2027	3/9/2030
Minneapolis	Self-Storage	03/11/2025	7.42%	7,475	6,900	6,900	4/9/2028	4/9/2030
Philadelphia	Self-Storage	03/11/2025	7.42%	6,715	6,050	6,050	4/9/2028	4/9/2030
			7.23%	$3,123,858	$2,785,906	$2,788,480

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
Significant Borrowers/Sponsors
As of March 31, 2025, we have invested in 56 commercial real estate loans with a fair value of $2.8 billion. Our portfolio consists of the following significant borrowers or sponsors:

$ in thousands
Counterparty	Loan Count	Fair Value	% of Loan Portfolio
Borrower A(1)	3	295,177	11%
Sponsor A(2)	7	320,596	11%
Sponsor B - Facility I(3)	6	251,160	9%
Sponsor B - Facility II(3)	8	111,016	4%
Sponsor B - Facility III(3)	5	195,214	7%
(1) These loans are cross collateralized and cross defaulted under a master credit agreement.
(2) These loans are affiliated with a single institutional investment manager as of March 31, 2025.
(3) All of the loans in these Facilities are affiliated with a single institutional investment manager as of March 31, 2025. Within each of the three Facilities, the individual loans may have separate borrowers but are cross collateralized and cross defaulted. The loans are not cross collateralized or cross defaulted across Facilities, however, and the credit exposure of each Facility’s loans is contained within its distinct Facility.
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
Our loan portfolio had a weighted-average loan risk rating of 2.8 as of March 31, 2025 and 2.8 as of December 31, 2024.
Financing and Other Liabilities
We utilize a revolving line of credit as a short-term cash management tool to pay fees and expenses and bridge portfolio-level financing arrangements. Our revolving line of credit bears interest at a one-month term SOFR plus a spread and had a weighted average borrowing rate of 8.26% as of March 31, 2025.
We finance the majority of our commercial real estate loan portfolio through secured financing facilities that are structured as repurchase agreements and term lending agreements. These agreements charge interest at one-month term SOFR plus a spread for our USD denominated borrowings, three-month Euribor plus a spread for our Euro denominated borrowings, and three-month SONIA plus a spread for our British pound sterling denominated borrowings. These facilities had a weighted average borrowing rate of 6.22% as of March 31, 2025.

The below table summarizes our borrowings as of March 31, 2025(1).

$ in thousands	Current Maturity	Extension Options	Weighted Average Interest Rate	Maximum Facility Size	Amount Outstanding	Available Balance

Term Lending Agreement
INCREF Lending II	Match-term	Match-term	6.61%	300,000	134,518	165,482

Secured Lending Agreements
Term Financing
INCREF Lending I	Oct 2026	Oct 2029	6.33%	837,517	728,711	108,806

Repurchase Agreements
Morgan Stanley Bank	May 2026	May 2027	6.59%	500,000	345,886	154,114
Citibank	Sep 2026	Sep 2028	5.65%	500,000	284,992	215,008
Barclays	Apr 2027	Apr 2029	6.23%	500,000	199,305	300,695
Wells Fargo	May 2026	May 2029	6.15%	300,000	268,724	31,276
Bank of Montreal	Jul 2025	Jul 2028	—%	25,000	—	25,000
Capital One	Feb 2027	Feb 2030	5.85%	250,000	187,124	62,876
Total secured financing facilities				$3,212,517	$2,149,260	$1,063,257

Revolving Credit Facility			8.26%	$135,000	$—	$135,000
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
As of March 31, 2025, we were in compliance with the covenants of our financing facilities.
On May 7, 2025, the Company entered into a collateralized loan obligation (“CLO”), contributing $1.2 billion of commercial real estate loan investments into the CLO and issuing $1.2 billion of Secured Notes and Income Notes. The Company retained $219 million of the CLO, consisting of Classes D, E, F, and G and the Income Notes. The Secured Notes bear interest at Term SOFR plus a spread and will mature at par on the payment date in October 2042, unless redeemed or repaid prior thereto. The proceeds from the issuance, after payment of certain fees and expenses, were primarily used to repay amounts owed to certain repurchase agreement facility lenders, creating $882 million in available warehouse capacity. See Item 5, Other Information, for a summary of the transaction.

Results of Operations
For the three months ended March 31, 2025 and 2024, our results of operations consisted of:

	Three Months Ended March 31,
$ in thousands except per share amount	2025	2024	$ Change
Net Interest Income
Commercial real estate loan interest income	$46,841	$15,140	$31,701
Other interest income	975	241	734
Interest expense	(31,297)	(10,406)	(20,891)
Net interest income	16,519	4,975	11,544

Other Income (Expense)
Unrealized gain (loss) on loans, net	12,680	918	11,762
Unrealized gain (loss) on secured financing facilities, net	(8,474)	(723)	(7,751)
Gain (loss) on derivative instruments, net	(2,180)	—	(2,180)
Gain (loss) on foreign currency transactions, net	9	—	9
Commitment fee income, net of related party expense of $2,119 and $1,398 for the three months ended March 31, 2025 and 2024, respectively	2,119	1,398	721
Other income	289	101	188
Total other income (expense), net	4,443	1,694	2,749

Expenses
Management and performance fees - related party	1,830	350	1,480
Debt issuance and other financing costs related to borrowings, at fair value	4,916	469	4,447
Organizational costs	2	5	(3)
General and administrative	2,550	1,158	1,392
Total expenses	9,298	1,982	7,316

Net income (loss)	$11,664	$4,687	$6,977
Dividends to preferred stockholders	(2)	(7)	5
Issuance and redemption costs of redeemed preferred stock	(27)	—	(27)
Net income (loss) attributable to common stockholders	$11,635	$4,680	$6,955

Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$0.43	$0.65	$(0.22)
Diluted	$0.43	$0.65	$(0.22)
Weighted average number of shares of common stock
Basic	27,233,292	7,183,194	20,050,098
Diluted	27,233,368	7,183,777	20,049,591

(1) Net income in the above table differs from comprehensive income in the condensed consolidated statements of comprehensive income due to the $26,000 currency translation adjustment, which represents gains or losses from converting consolidated foreign subsidiaries' financial statements into the parent company's reporting currency for financial reporting purposes. These amounts do not result from operations and are not reflected above in net income.
Net Income (Loss) attributable to Common Stockholders
Net income (loss) attributable to common stockholders increased by $7.0 million during the three months ended March 31, 2025, as compared to March 31, 2024. The increase was primarily due to the increase in the number of commercial real estate loan originations during the period, which resulted in an increase in net interest income and commitment fee income, net of related party expenses, as compared to March 31, 2024.

Net Interest Income
Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
$ in thousands	2025	2024
Average earning assets(1)	$2,663,955	$740,952
Average earning assets yield(2)	7.03%	8.17%
(1)    Average earning assets are based on weighted month-end balances.
(2)    Average earning asset yield is calculated by dividing interest income by average earning assets. All yields are annualized. Average earning assets yield decreased compared to the prior period due to a combination of reduced benchmark rates and reduced pricing on our commercial real estate loan investments.
Interest Expense and Cost of Funds
The table below presents information related to our borrowings and cost of funds for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
$ in thousands	2025	2024
Average borrowings(1)	$2,043,460	$569,169
Maximum borrowings (2)	$2,149,259	$627,258
Average cost of funds(3)	6.13%	7.31%
(1) Average borrowings are based on weighted month-end balances. Average borrowings increased to finance new investments which grew correspondingly during the period.
(2)    Amount represents the maximum borrowings at each month-end within the period.
(3)    Average cost of funds is calculated by dividing annualized interest expense by average borrowings. Average cost of funds decreased compared to the prior period due to a combination of reduced benchmark rates and reduced pricing on our secured financing facilities.
Our interest expense for the three months ended March 31, 2025 and 2024 is summarized below:

	Three Months Ended March 31,
$ in thousands	2025	2024
Secured financing facilities interest expense	$31,072	$10,134
Revolving credit agreement interest expense	225	272
Total interest expense	$31,297	$10,406
Other Income (Expense), Net
For the three months ended March 31, 2025, we did not observe material changes in the collateral risks in our portfolio. We compared the features of our loans to the interest rates and terms required by lenders in the new loan origination market for similar loans, and the yield required by investors acquiring similar loans in the secondary market. We also compared current market and collateral conditions to those present at origination or acquisition. Similarly, for our secured financing facilities, we reviewed market interest rates, which reflect estimates for how lenders would price equivalent loans for the remaining terms, for similar borrowing agreements with comparable loan-to-value ratios and credit profiles.
Unrealized gain (loss) on loans, net, was a net gain of $12.7 million during the three months ended March 31, 2025, comprised of a net unrealized gain of $1.9 million related to fair value marks in the period and an unrealized foreign exchange gain of $10.8 million relating to foreign exchange rate movements on our non-U.S. dollar denominated commercial real estate loan investments and intercompany loans used to fund loan investments in certain foreign jurisdictions. For the three months ended March 31, 2024, unrealized gain (loss) on loans, net was a net gain of $0.9 million related to the fair value marks in the period on the portfolio. There were no foreign exchange gains or losses in the three months ended March 31, 2024, as there were no foreign currency-denominated loans in the portfolio in the comparative period.

Unrealized gain (loss) on secured financing facilities, net was a net loss of $8.5 million during the three months ended March 31, 2025, comprised of a net unrealized gain of $0.2 million related to fair value marks in the period and unrealized foreign exchange losses of $8.7 million from foreign exchange rate movements on our non-U.S. dollar secured financing facilities. For the three months ended March 31, 2024, unrealized gain (loss) on secured financing facilities, net was a net loss of $0.7 million related to the fair value marks in the period. There were no foreign exchange gains or losses in the three months ended March 31, 2024 as there were no foreign currency-denominated borrowings in the comparative period.
We enter into currency forward contracts to help mitigate the impact of changes in foreign currency exchange rates on our investments and financing transactions denominated in currencies other than the United States dollar. Despite being economic hedges, we have elected not to treat our foreign currency forwards as hedges for accounting purposes and, therefore, the realized and unrealized gains and losses associated with such instruments are included in gain (loss) on derivative instruments, net and may not fully offset the foreign exchange gains and losses on the loans and secured financing facilities. For the three months ended March 31, 2025, we recorded an unrealized loss on currency forward contracts of $2.3 million.

We generally seek to charge each borrower a commitment fee that is calculated as a percent of the whole loan on a fully-funded basis, as determined by the Adviser at the time of origination. We pay our Adviser 50% (not to exceed 0.5% of the whole loan amount on a fully-funded basis) of any commitment fee charged to borrowers in connection with each new loan. We recognize commitment fees immediately in earnings because we elected the fair value option for our loan investments. For the three months ended March 31, 2025, we earned approximately $2.1 million of commitment fee income, after related party expenses, and $289,000 of other income on our loan investments. We originated 10 loans during the three months ended March 31, 2025, compared to four loan originations during the three months ended March 31, 2024.
Expenses
Our expenses for the three months ended March 31, 2025 totaled $9.3 million and primarily consisted of debt issuance and other financing costs, and general and administrative expenses. Expenses increased by $7.3 million as compared to the three months ended March 31, 2024, due to the increase in the Company’s business activities since March 31, 2024. The number of commercial real estate loan investments had increased to 56 at March 31, 2025 from 14 at March 31, 2024.

Management fees and performance fees began to accrue on March 1, 2024. Management fees are accrued monthly and paid quarterly in arrears and performance fees are paid annually. The management fee is based on our NAV and is paid to the Adviser as compensation for services provided under the Advisory Agreement. The performance fee is based on Performance Fee Income, as defined in our Advisory Agreement. We will not pay the Adviser a performance fee with respect to any class of shares that has a negative total return per share for the calendar year. Total return is determined based on total distributions plus the change in NAV. During the three months ended March 31, 2025, we incurred management fees of $1.1 million and performance fees of $768,000, compared to management fees of $145,000 and performance fees of $205,000 incurred in the three months ended March 31, 2024.

We expense debt issuance costs as incurred because we elected the fair value option for our secured financing facilities and revolving credit facility. When we incur debt issuance costs prior to a debt facility closing, we expense the costs as incurred if we intend to elect the fair value option to account for the debt facility and the closing is probable as of the balance sheet date. Our debt issuance and other financing costs primarily consist of upfront lender fees and legal costs directly associated with entering into our debt facilities. For the three months ended March 31, 2025, debt issuance and other financing costs increased by $4.4 million, as compared to the three months ended March 31, 2024 due to increased business activity. For the three months ended March 31, 2025, average borrowings were $2.0 billion, as compared to $569.2 million for the three months ended March 31, 2024.
Our general and administrative expenses primarily consisted of accounting, auditing, legal and other professional fees. Our general and administrative expenses for the three months ended March 31, 2025 increased by $1.4 million, as compared to the three months ended March 31, 2024. The increase is primarily due to accounting, legal and other professional fees reflective of the increase in activity over the comparative period. As mentioned above, we commenced investing in commercial real estate loans in May 2023 and had originated 14 loans by March 31, 2024. At March 31, 2025, we had originated 56 loans.

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
The following table details the major components of our NAV as of March 31, 2025 and December 31, 2024:

$ in thousands, except share data	March 31, 2025	December 31, 2024
Commercial real estate loan investments, at fair value	$2,788,480	2,391,078
Cash and cash equivalents	65,675	80,221
Restricted cash	28,572	19,813
Interest receivable	13,316	12,600
Derivative assets, at fair value	1,767	4,064
Other assets(1)	727	5,780
Unamortized debt costs	9,608	332
Secured lending agreements, at fair value	(2,015,125)	(1,720,350)
Term lending agreement, at fair value	(134,518)	(134,518)
Interest payable	(7,871)	(8,344)
Dividends and distributions payable	(4,257)	(3,765)
Accounts payable, accrued expenses and other liabilities	(34,294)	(23,159)
Due to affiliates(2)	(6,389)	(8,756)
Preferred stock liquidation preference	—	(228)
Net asset value	$705,691	$614,768
Number of outstanding shares(3)	27,808,959	24,252,394
(1)    Excludes $8,000 and $86,000 of certain prepaid expenses advanced by the Adviser that are classified as other assets in our U.S. GAAP condensed consolidated financial statements as of March 31, 2025 and December 31, 2024, respectively.
(2)    Excludes (i) amounts advanced by the Adviser of $13.4 million and $14.2 million for organizational, offering and operating expenses as of March 31, 2025 and December 31, 2024, respectively and (ii) accrued stockholder servicing fees not currently payable to the Dealer Manager of $12.2 million and $8.4 million as of March 31, 2025 and December 31, 2024, respectively.
(3)    Includes 4,924,663 and 6,005,223 shares of common stock held by an Invesco affiliate that are classified as redeemable common stock as of March 31, 2025 and December 31, 2024, respectively.
The following table provides a breakdown of our total NAV and NAV per share by class as of March 31, 2025:

$ in thousands, except per share data	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Class F Shares	Total
Net asset value	$30,299	$266,239	$30,307	$125,584	$37,394	$215,868	$705,691
Number of outstanding shares(1)	1,206,852	10,563,745	1,207,933	4,989,536	1,461,264	8,379,629	27,808,959
NAV Per Share(2)	$25.11	$25.20	$25.09	$25.17	$25.59	$25.76
(1) Includes 1,196,923 Class S shares, 1,197,628 Class D shares, 1,194,434 Class I shares and 1,335,678 Class E shares that are classified as redeemable common stock.
(2)    As of March 31, 2025, we had not sold any Class D-1 shares.

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
The following table reconciles U.S. GAAP stockholders’ equity per our condensed consolidated balance sheets to our NAV:

$ in thousands	March 31, 2025	December 31, 2024
Stockholders' equity	$546,203	435,349
Adjustments:
Redeemable common stock - related party	124,341	151,367
Advanced organizational, offering and operating expenses(1)	13,371	14,128
Accrued stockholder servicing fees not currently payable(2)	12,168	8,372
Unamortized debt issuance costs	9,608	5,780
Preferred stock liquidation preference	—	(228)
NAV	$705,691	$614,768
(1)    Excludes $8,000 and $86,000 of certain prepaid expenses advanced by the Adviser that are classified as other assets in our U.S. GAAP condensed consolidated financial statements as of March 31, 2025 and December 31, 2024, respectively.
(2)    We have accrued stockholder servicing fees totaling $12.4 million of which $192,000 is currently payable to the Dealer Manager as of March 31, 2025 and totaling $8.5 million of which $131,000 was payable to the Dealer Manager as of December 31, 2024.
We classify common stock held by Invesco Realty, Inc., an affiliate, as redeemable common stock, which is not a component of stockholders’ equity on our U.S. GAAP condensed consolidated balance sheets. Due to the redemption terms and other features of these shares described in Note 9 - “Redeemable Common Stock - Related Party” of our Condensed Consolidated Financial Statements, we include the redemption value of these shares in our NAV as of each reporting date.

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
Distributions

We generally intend to distribute substantially all of our taxable income, which does not necessarily equal net income as calculated in accordance with U.S. GAAP, to our stockholders each year to comply with the REIT provisions of the Code. Distributions are at the discretion of our board of directors and include a review of earnings, cash flow, liquidity and capital resources.
The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.
The following table summarizes our distributions declared during the three months ended March 31, 2025 and 2024.

	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024
$ in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$4,915	38%	$4,779	76%
Reinvested in shares	8,028	62%	1,532	24%
Total distributions	$12,943	100%	$6,311	100%
Sources of Distributions
Cash flows from operating activities	$11,271	87%	$6,311	100%
Offering proceeds	1,672	13%	—	—
Total sources of distribution	$12,943	100%	$6,311	100%

Net cash provided by operating activities	$11,271		$8,435

The table below details the net distribution per share for each of our common share classes for the three months ended March 31, 2025:

Declaration Date	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Class F Shares
January 31, 2025	$0.1599	$0.1418	$0.1600	$0.1600	$0.1600	$0.1600
February 28, 2025	0.1599	0.1436	0.1600	0.1600	0.1600	0.1600
February 28, 2025(1)	0.0200	0.0200	0.0200	0.0200	0.0200	0.0200
March 31, 2025	0.1599	0.1418	0.1600	0.1600	0.1600	0.1600
Total(2)	$0.4997	$0.4472	$0.5000	$0.5000	$0.5000	$0.5000
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
We held cash and cash equivalents of $65.7 million and restricted cash of $28.6 million as of March 31, 2025. Our cash and cash equivalents change due to normal fluctuations in cash balances related to the timing of principal and interest payments and loan origination and funding activity. Our restricted cash changes based on the volume of new subscriptions for our shares and for payment of dividends by foreign subsidiaries after regulatory approval has been obtained.
The following table sets forth changes in cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
$ in thousands	2025	2024
Cash flows from operating activities	$11,271	$8,435
Cash flows from investing activities	(384,589)	(209,912)
Cash flows from financing activities	367,532	195,917
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	—
Net change in cash, cash equivalents and restricted cash	$(5,787)	$(5,560)
Our operating activities provided net cash of $11.3 million for the three months ended March 31, 2025, primarily driven by the increase from the prior period in net interest income, which is income generated by our investments less financing costs.
Our investing activities used net cash of $384.6 million in the three months ended March 31, 2025, and consisted of originating 10 commercial real estate loan investments during the period.
Our financing activities provided net cash of $367.5 million in the three months ended March 31, 2025. During the three months ended March 31, 2025, we received net proceeds from our secured financing facilities of $286.3 million and net proceeds from the issuance of common stock of $89.7 million. We also received net proceeds of $28.5 million from retail investor subscriptions paid in advance. We used cash of $4.9 million and $1.1 million during the three months ended March 31, 2025 to pay dividends and debt issuance costs, respectively. Additionally, we used cash of $30.0 million to repurchase redeemable common stock.
As of March 31, 2025, our total assets were approximately $2.9 billion and consisted primarily of 56 investments in commercial real estate loans totaling $2.8 billion, restricted cash of $28.6 million and cash and cash equivalents of $65.7 million. We financed our commercial real estate loan investments with $2.1 billion of secured financing facility borrowings.
Our primary sources of liquidity as of March 31, 2025 and December 31, 2024 are summarized in the following table:

$ in thousands	March 31, 2025	December 31, 2024
Cash and cash equivalents	$65,675	$80,221
Available borrowings under revolving credit agreements	135,000	135,000
Available borrowings under secured financing facilities	1,063,257	1,008,228
	$1,263,932	$1,223,449
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

We may call $150.0 million in capital under the Invesco Subscription Agreement in one or more closings through March 23, 2028. We may also call up to $150.0 million in additional capital (for a total of $300.0 million) if needed to avoid triggering any concentration limit imposed by a third party in connection with its distribution or placement of our shares or for purposes of repaying indebtedness drawn on the revolving credit facility. As of March 31, 2025, we had called $120.0 million of the total $300.0 million. Invesco Realty may not submit its shares for repurchase under our share repurchase plan until the earlier of March 23, 2028 and the date that our aggregate NAV is at least $1.5 billion. We can only accept a repurchase request from Invesco Realty after all requests from unaffiliated stockholders have been fulfilled. We may elect to repurchase all or any portion of the shares acquired by Invesco’s affiliate at any time at a per share price equal to the most recently determined NAV per share for the applicable share class.
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
If we are unable to continue raising substantial funds in our Continuous Offering, we will make fewer investments resulting in less diversification in terms of the type, number, and size of investments we make. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reduce our net income, and limit our ability to make distributions.
Reimbursement of Certain Costs Paid by the Adviser
Under the terms of our Advisory Agreement, the Adviser advanced all of our organizational, offering and operating expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through May 31, 2024. Starting in December 2024, we began reimbursing the Adviser for these costs ratably over 52 months. As of March 31, 2025, we owe the Adviser approximately $13.4 million for the remaining outstanding balance of the expenses advanced by the Adviser under this arrangement. Any operating expenses incurred by the Adviser on behalf of the fund after May 31, 2024 are reimbursed quarterly to the Adviser.

Starting with the quarter ending June 30, 2025, we may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in the Advisory Agreement) that exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”) for the four consecutive fiscal quarters then ended. We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.
Refer to Note 8 - “Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements.

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

Contractual Obligations and Commitments
Commitments and contingencies may arise in the ordinary course of business. As of March 31, 2025, we had unfunded commitments of $338.0 million for 46 of our commercial real estate loan investments. The unfunded commitments generally consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the remaining current maturity of the related loans of 1.97 years.
We have also committed to pay counterparty legal, diligence and other fees in connection with new financing facilities in the ordinary course of business.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, we were not involved in any material legal proceedings.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates that are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Recent Accounting Standards
There have been no significant changes to the status of our adoption of the recently issued accounting pronouncement that is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
As of March 31, 2025, we had $2.8 billion of floating rate commercial real estate loans, $2.1 billion of floating rate secured financing facilities and no balance outstanding on our revolving credit facility.
The net interest income sensitivity analysis table presented below shows the estimated impact over a twelve-month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of March 31, 2025. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience. Actual results could differ significantly from those estimated in the interest rate sensitivity table.

$ in thousands	At March 31, 2025
Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$6,326	9.80%
-1.00%	$(921)	(1.40)%
Certain assumptions have been made in calculating the interest rate risk sensitivities and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates at March 31, 2025. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investments, which can result in material changes to our interest rate risk in the portfolio.
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
While our investment objectives include avoiding excess sponsor/borrower concentration, we expect to experience some level of sponsor/borrower concentration prior to the time that we have raised substantial offering proceeds and acquired a broad portfolio of Credit Assets. As of March 31, 2025, we have invested in 56 commercial real estate loans with a fair value of $2.8 billion. Our portfolio includes the following loans that are cross collateralized and cross defaulted under master credit agreements with a single borrower.

Counterparty	Loan Count	Fair Value	% of Loan Portfolio
Borrower A(1)	3	295,177	11%
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
The investment portfolio value sensitivity analysis table presented below shows the estimated impact of a change in market benchmark spreads, up and down 100 basis points, on the fair value of our benchmark spread-sensitive investments and borrowings as of March 31, 2025, assuming a static portfolio and constant financing. When evaluating the impact of changes in benchmark spreads, prepayment assumptions and principal reinvestment rates are adjusted based on our Adviser’s expectations. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience. Actual results could differ significantly from those estimated in the benchmark spread sensitivity table.

$ in thousands	At March 31, 2025
Change in Market Spreads	Projected Increase (Decrease) in Net Portfolio Value	Percentage Change in Projected Net Portfolio Value
+1.00%	$(1,509)	(0.24)%
-1.00%	$5,479	0.86%
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
The following table represents our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	March 31, 2025
	Euro	GBP
Foreign currency assets	€175,602	£84,439
Foreign currency liabilities	(140,098)	(67,323)
Foreign currency contracts - notional, net	(38,597)	(18,911)
Net exposure to exchange rate fluctuations	€(3,093)	£(1,795)
Net exposure to exchange rate fluctuations in USD(1)	$(3,347)	$(2,322)
(1) Represents the U.S. dollar equivalent based on the Euro closing rate of 1.08212 and GBP closing rate of 1.29356 as of March 31, 2025.
For further information regarding our foreign currency forward contracts, see Note 5 - “Derivatives and Hedging Activities” of our condensed consolidated financial statements in Part I. Item 1 of this Report.

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, we were not involved in any material legal proceedings.
ITEM 1A.    RISK FACTORS
There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
The following table details the common shares issued under our distribution reinvestment plan for the three months ended March 31, 2025:

$ in thousands, except share and per share amounts	Issuance Date	Number of Shares	Price per Share	Total Value
Class S-1	January 16, 2025	26,237	$25.1648	$660
Class D	January 16, 2025	12	$25.0440	$—
Class I	January 16, 2025	10,737	$25.1302	$270
Class E	January 16, 2025	427	$25.4005	$11
Class F	January 16, 2025	51,391	$25.5864	$1,315
Class S-1	February 12, 2025	31,892	$25.1951	$804
Class D	February 12, 2025	13	$25.0840	$—
Class I	February 12, 2025	11,724	$25.1623	$295
Class E	February 12, 2025	428	$25.4712	$11
Class F	February 12, 2025	51,589	$25.6480	$1,323
Class S-1	March 14, 2025	39,966	$25.1612	$1,005
Class D	March 14, 2025	74	$25.0527	$2
Class I	March 14, 2025	14,349	$25.1292	$361
Class E	March 14, 2025	515	$25.4785	$13
Class F	March 14, 2025	58,391	$25.6517	$1,498
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
During the three months ended March 31, 2025, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (3)
January 2025	14,028	$24.33	14,028	—
February 2025	16,705	$24.70	16,705	—
March 2025(4)	1,191,045	$25.19	—	—
	1,221,778	$25.17	30,733	—
(1)Shares repurchased within one year of the date of issuance generally will be repurchased at 95% of the current transaction price, subject to certain limited exceptions.
(2)Number of shares repurchased as part of publicly announced plans or programs include share repurchases, if any, under our share repurchase plan.
(3)All repurchase requests under our share repurchase plan were satisfied.
(4)The Total Number of Shares Repurchased and Average Price Paid per Share includes 1,191,045 shares of our redeemable common stock held by Invesco Realty, Inc. repurchased outside of the share repurchase plan, with an average price paid per share of $25.19, related to shares that were previously issued pursuant to the Invesco Subscription Agreement. Invesco’s affiliate may not submit its shares for repurchase under our share repurchase plan until the earlier of March 23, 2028 and the date that our aggregate NAV is at least $1.5 billion. See Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information regarding share repurchases from Invesco’s affiliate.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Entry Into a Material Definitive Agreement

INCREF 2025-FL1 CLO Transaction Overview

On May 7, 2025 (the “CLO Closing Date”), Invesco Commercial Real Estate Finance Trust, Inc. (the “Company”) entered into a collateralized loan obligation (the “CLO”) through its subsidiary real estate investment trust, INCREF Sub-REIT LLC (“Sub-REIT”), and a wholly-owned subsidiary of Sub-REIT, INCREF 2025-FL1 LLC, a Delaware limited liability company, as issuer (the “CLO Issuer”). On the CLO Closing Date, the CLO Issuer issued six classes of notes, the Class A Notes, the Class A-S Notes, the Class B Notes, the Class C Notes, the Class D Notes and the Class E Notes (the “Offered Notes”), and three additional classes of notes, the Class F Notes and the Class G Notes (together with the Offered Notes, the “Secured Notes”) and the Income Notes (together with the Secured Notes, the “Notes”), each in the principal amount and having the characteristics and designations set forth in the table and description below.

The CLO Issuer issued the Notes pursuant to the terms of an indenture, dated as of May 7, 2025 (the “Indenture”), among the Issuer, Invesco Commercial Real Estate Finance Investments, LP, as advancing agent (in such capacity, together with its permitted successors and assigns, the “Advancing Agent”), Wilmington Trust, National Association, as trustee (in such capacity, together with its permitted successors and assigns, the “Trustee”), and Computershare Trust Company, National Association, as note administrator (together with its permitted successors and assigns, the “Note Administrator”) and as custodian. The Note Administrator will also act as paying agent, calculation agent, transfer agent, backup advancing agent and notes registrar for the Issuer. Invesco Advisers, Inc. will serve as the collateral manager for the Issuer (in such capacity, together with its permitted successors and assigns, the “Collateral Manager”).

Class of Notes	Principal or Notional Amount	Percentage of the Aggregate Notional Amount of all Notes	Ratings (Moody's/Fitch)	Initial Weighted Average Life of Notes(1)	Fully Extended Weighted Average Life of Notes(1)
Class A Notes	$ 706,068,00	58.000%	Aaa(sf) / AAAsf	3.37 years	3.88 years
Class A-S Notes	$ 129,344,00	10.625%	NR / AAAsf	3.96 years	4.59 years
Class B Notes	$ 91,302,00	7.500%	NR / AA-sf	4.12 years	4.73 years
Class C Notes	$ 71,520,00	5.875%	NR / A-sf	4.20 years	4.84 years
Class D Notes	$ 42,608,00	3.500%	NR / BBBsf	4.41 years	4.87 years
Class E Notes	$ 22,825,00	1.875%	NR / BBB-sf	4.45 years	4.87 years
Class F Notes	$ 42,608,00	3.500%	NR / BB-sf	4.45 years	4.87 years
Class G Notes	$ 30,434,00	2.500%	NR / B-sf	4.45 years	4.87 years
Income Notes	$ 80,650,32	6.625%	NR / NR	N/A	N/A
(1)The Initial Weighted Average Life of Notes and the Fully Extended Weighted Average Life of Notes have been calculated assuming certain collateral characteristics and based on assumptions that there are no prepayments, defaults or other delinquencies and certain other modeling assumptions. In addition, with respect to the Fully Extended Weighted Average Life of Notes, it is assumed that each commercial real estate loan is fully extended to its maximum contracted extended term. There are no assurances that such assumptions will be met.

Each Class of Notes will mature at par on the payment date in October 2042, unless redeemed or repaid prior thereto. Principal payments on each class of Notes will be paid at the stated maturity in accordance with the priority of payments set forth in the Indenture. It is anticipated, however, that the Notes will be paid in advance of the stated maturity date in accordance with the priority of payments set forth in the Indenture. The initial weighted average life of each class of Offered Notes and certain assumptions underlying their calculations are set forth in the table above. There can be no assurance that such assumptions will be met.

The Offered Notes were placed pursuant to a Placement Agreement, dated as of April 29, 2025, among the Issuer, Invesco Commercial Real Estate Finance Investments, LP, and Morgan Stanley & Co. LLC, Barclays Capital Inc., Wells Fargo Securities, LLC, Citigroup Global Markets Inc., BMO Capital Markets Corp. and Capital One Securities, Inc, as placement agents. INCREF 2025-FL1 Retention Holder LLC, which is an indirect subsidiary of the Company and wholly-owned subsidiary of Sub-REIT, acquired 100% of the Class D Notes, Class E Notes, Class F Notes, the Class G Notes and the Income Notes issued on the CLO Closing Date.

The Secured Notes represent limited recourse obligations of the Issuer payable solely from collateral interests acquired by the Issuer on and after the CLO Closing Date and pledged under the Indenture. To the extent the collateral is insufficient to make payments in respect of the Secured Notes, none of the Issuer, any of its affiliates or any other person will have any obligation to pay any further amounts in respect of the Secured Notes. The Income Notes are not secured.

The Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

The proceeds from the issuance of the Notes on the CLO Closing Date, after payment of certain fees and expenses, were used to (i) purchase an initial portfolio of collateral interests, (ii) fund an unused proceeds account for the purchase of ramp-up collateral interests during the ramp-up acquisition period, (iii) repay amounts owed in respect of certain pre-closing financings, including under repurchase facilities with affiliates of certain placement agents, and (iv) undertake certain related activities.

The initial portfolio of collateral interests was purchased by the Issuer from INCREF CLO Seller LLC (“Seller”) pursuant to a Collateral Interest Purchase Agreement (the “Collateral Interest Purchase Agreement”), dated as of May 7, 2025, among the Issuer, the Seller, Invesco Commercial Real Estate Finance Investments, LP and, solely with regard to certain tax covenants, Sub-REIT. Pursuant to the Collateral Interest Purchase Agreement, the Seller made certain representations and warranties to the Issuer with respect to the collateral interests. In the event that a material breach of a representation or warranty or material document defect with respect to any collateral interest exists, the Seller (or Invesco Commercial Real Estate Finance Investments, LP, as guarantor of such obligations) will have to either (a) correct or cure such breach of representation or warranty or material document defect in all material respects, within 90 days (or in certain cases, 180 days) of discovery by the Seller or written notice from any party to the Indenture (to the extent such breach or defect is capable of being corrected or cured), (b) subject to the consent of a majority of each class of Notes (excluding any Notes held by the Seller or any of its affiliates), make a cash payment to the Issuer or (c) repurchase such collateral interest at a repurchase price calculated as set forth in the Collateral Interest Purchase Agreement.

The Notes

Collateral

The Offered Notes will be secured by, among other things, (i) the collateral interests (mortgage loans, combined loans (consisting of mortgage loans and mezzanine loans), senior portions of mortgage loans or combined loans and participations in mortgage loans or combined loans) acquired by the Issuer, including the CLO Closing Date collateral interests and any collateral interests acquired by the Issuer after the CLO Closing Date, (ii) the collection account, the partitioned loan collection account, the payment account, the expense reserve account, the unused proceeds account, the reinvestment account, the custodial account and the related security entitlements and all income from the investment of funds in any of the foregoing at any time credited to any of the foregoing accounts, (iii) the eligible investments purchased from deposits in certain accounts, (iv) the Issuer’s rights under certain agreements (including the Collateral Management Agreement, the Collateral Interest Purchase Agreement and the Servicing Agreement, each as defined herein), (v) all amounts delivered to the Note Administrator or its bailee (directly or through a securities intermediary), (vi) all other investment property, instruments and general intangibles in which the Issuer has an interest, (vii) the Issuer’s ownership interests in and rights in all permitted subsidiaries and (viii) all proceeds of the foregoing (collectively, the “Collateral”).

Maturity

The Notes will mature at par on the payment date in October 2042, unless redeemed or repaid prior thereto.

Interest Rate

For purposes of the below, “Benchmark” means, initially, Term SOFR; provided that if Term SOFR or the then-current alternative benchmark is replaced, then “Benchmark” means the applicable replacement.

Class A Notes. The Class A Notes will bear interest at a per annum rate equal to the sum of (a) the Benchmark plus (b)(i) with respect to each payment date (and related interest accrual period), 1.72838% plus, (ii) with respect to each payment date (and related interest accrual period) on and after the payment date in October 2030, 0.25%.

Class A-S Notes. The Class A-S Notes will bear interest during each interest accrual period at a per annum rate equal to the sum of (a) the Benchmark plus, (b)(i) with respect to each payment date (and related interest accrual period), 2.13766% plus, (ii) with respect to each payment date (and related interest accrual period) on and after the payment date in October 2030, 0.25%.

Class B Notes. The Class B Notes will bear interest during each interest accrual period at a per annum rate equal to the sum of (a) the Benchmark plus, (b)(i) with respect to each payment date (and related interest accrual period), 2.58861% plus, (ii) with respect to each payment date (and related interest accrual period) on and after the payment date in October 2030, 0.50%.

Class C Notes. The Class C Notes will bear interest during each interest accrual period at a per annum rate equal to the sum of (a) the Benchmark plus, (b)(i) with respect to each payment date (and related interest accrual period), 3.08897% plus, (ii) with respect to each payment date (and related interest accrual period) on and after the payment date in October 2030, 0.50%.

Class D Notes. The Class D Notes will bear interest during each interest accrual period at a per annum rate equal to the sum of (a) the Benchmark plus, (b)(i) with respect to each payment date (and related interest accrual period), 4.18769% plus, (ii) with respect to each payment date (and related interest accrual period) on and after the payment date in October 2030, 0.50%.

Class E Notes. The Class E Notes will bear interest during each interest accrual period at a per annum rate equal to the sum of (a) the Benchmark plus, (b)(i) with respect to each payment date (and related interest accrual period), 4.93660% plus, (ii) with respect to each payment date (and related interest accrual period) on and after the payment date in October 2030, 0.50%.

Class F Notes. The Class F Notes will bear interest during each interest accrual period at a per annum rate equal to the sum of (a) the Benchmark plus, (b) with respect to each payment date (and related interest accrual period), 6.00000%.

Class G Notes. The Class G Notes will bear interest during each interest accrual period at a per annum rate equal to the sum of (a) the Benchmark plus, (b) with respect to each payment date (and related interest accrual period), 7.00000%.

Interest on the Notes will be calculated based on the actual number of days in the related interest accrual period, assuming a 360-day year.

The failure to pay interest on the Class A Notes, the Class A-S Notes or the Class B Notes at any time or, if no Class A Notes, Class A-S Notes or Class B Notes are outstanding, on any other class of Notes at the time such class of Notes is the most senior class of Notes outstanding, will constitute an event of default under the Indenture (following any applicable grace period).

For so long as any class of Notes with a higher priority is outstanding, any interest due on the Class C Notes, the Class D Notes, the Class E Notes, the Class F Notes and the Class G Notes that is not paid as a result of the operation of the priority of payments on any payment date (any such interest, “Deferred Interest”) will be deferred, will not be considered “due and payable” and the failure to pay such Deferred Interest will not be an event of default under the Indenture. Any Deferred Interest will be added to the outstanding principal balance of such class of Notes, will have the effect of increasing the notional amount of the related notes and will accrue interest at the applicable rate.

Principal payments on each class of Notes will be paid in accordance with the priority of payments set forth in the Indenture.

Subordination of the Notes

In general, payments of interest and principal on any class of Notes are subordinate to all payments of interest and principal on any class of Notes with a more senior priority. Generally, all payments on the Notes will be subordinate to certain payments required to be made in respect of any interest advances and certain other expenses.

Note Protection Tests

The Notes are subject to note protection tests (the “Note Protection Tests”), which will be used primarily to determine whether and to what extent interest received on the collateral interests may be used to make certain payments subordinate to interest and principal payments to the Offered Notes in the priority of payments set forth in the Indenture.

If either of the Note Protection Tests are not satisfied as of any determination date, then on the next payment date, interest proceeds and, to the extent necessary after such application of interest proceeds, principal proceeds will be used to redeem the Offered Notes in accordance with the priority of payments until such Note Protection Tests are satisfied.

The following chart specifies the minimum ratios required for each Note Protection Test to be satisfied for the Offered Notes.

Note Protection Test	Ratio
Minimum Par Value	112.16%
Minimum Interest Coverage	120.00%

The par value ratio is, as of any measurement date, the number (expressed as a percentage) calculated by dividing (a) the net outstanding portfolio balance on such measurement date by (b) the sum of the aggregate outstanding amount of the Offered Notes and the amount of any unreimbursed interest advances.

The interest coverage ratio is generally equal to the interest proceeds from the collateral portfolio divided by the interest payable on the Offered Notes.

Redemption

The Notes are subject to a clean-up call redemption (at the option of and at the direction of the Collateral Manager), in whole but not in part, on any interest payment date on which the aggregate outstanding principal amount of the Offered Notes has been reduced to 10% or less of the aggregate outstanding principal amount of the Offered Notes outstanding on the CLO Closing Date.

Subject to certain conditions described in the Indenture, on the payment date in October 2027, and on any payment date thereafter, the Issuer may redeem the Notes at the direction of the holders of a majority of the Income Notes.

The Notes are also subject to a mandatory redemption on any interest payment date on which certain note protection tests set forth in the Indenture are not satisfied or if ratings assigned to the Notes as of the Closing Date are not confirmed after a 180-day period for the purchase of additional assets. Any mandatory redemption of the Notes is to be paid from interest and principal proceeds of the collateral interests in accordance with the priority of payments set forth in the Indenture, until the applicable note protection tests are satisfied or the applicable ratings are reinstated.

If certain events occur that would make the Issuer subject to paying U.S. federal income taxes or would make certain payments to or from the Issuer subject to withholding tax, then the holders of a majority of the Income Notes may require that the Issuer prepay all of the Notes.

The redemption price for each Class of Secured Notes is generally the aggregate outstanding principal amount of such Class, plus accrued and unpaid interest (including any defaulted interest amounts and deferred interest amounts, as applicable).

Collateral Management Agreement

Certain advisory, administrative and monitoring functions relating to the collateral interests will be performed by the Collateral Manager, pursuant to a Collateral Management Agreement, dated as of May 7, 2025, between the Issuer, Invesco Commercial Real Estate Finance Investments, LP and the Collateral Manager (the “Collateral Management Agreement”).

As compensation for the performance of its obligations as Collateral Manager, the Collateral Manager is entitled to receive a fee, payable monthly in arrears, equal to (unless waived) 0.10% per annum of the sum of the net outstanding portfolio balance to the extent funds are available. Invesco Advisers, Inc. has agreed to waive its entitlement to such Collateral Manager fee for so long as Invesco Advisers, Inc. or an affiliate is the Collateral Manager under the Collateral Management Agreement and also an affiliate of the Company.

The Collateral Manager may be removed upon at least 30 days’ prior written notice if certain termination events have occurred, by the Issuer or the Trustee, if the holders of at least 66-2/3% in aggregate outstanding amount of each class of Notes then outstanding give written notice to the Collateral Manager, the Issuer and the Trustee directing such removal. The Collateral Manager cannot be removed without cause but may resign as Collateral Manager upon 90 days’ prior written notice.

Except with respect to the limitations set forth in the Indenture, the Collateral Manager is not obligated to pursue any particular investment strategy or opportunity with respect to the collateral interests.

Reinvestment Period

The CLO includes a 30-month reinvestment period (unless, before such date, all of the Notes are redeemed or an event of default occurs and is continuing) during which the Issuer may acquire additional collateral interests, subject to the satisfaction of certain conditions set forth in the Indenture.

Ramp-Up Collateral Interests and Ramp-Up Acquisition Period

The CLO includes a 6-month ramp-up acquisition period (unless, before such date, all of the funds in the unused proceeds account have been used to purchase ramp-up collateral interests, the Collateral Manager has notified the Trustee and Note Administrator that it is no longer practical or desirable to invest in ramp-up collateral interests, or an event of default occurs and is continuing) during which the Issuer may acquire additional collateral interests, which will comprise the remainder of the initial portfolio of collateral interests.

The Servicing Agreement

Except for certain non-serviced loans, the commercial real estate loans will be serviced by KeyBank National Association, as servicer (the “Servicer”), and Bellwether Asset Services, LLC, as special servicer (the “Special Servicer”), pursuant to a Servicing Agreement (the “Servicing Agreement”), dated as of May 7, 2025, among the Issuer, the Collateral Manager, the Servicer, the Special Servicer, the Advancing Agent, the Trustee and the Note Administrator.

The Servicing Agreement requires each of the Servicer and the Special Servicer to diligently service and administer the commercial real estate loans (other than certain non-serviced loans) and any applicable mortgaged property acquired directly or indirectly by the Special Servicer for the benefit of the note holders and certain related parties under the Indenture. In connection with their respective duties under the Servicing Agreement, the Servicer and the Special Servicer (or any replacement servicer or special servicer) are entitled to monthly servicing and special servicing fees, as described in the Servicing Agreement.

Net Asset Value Calculation

For purposes of the net asset value calculation, the fair value of any collateralized financing assets and securitized liabilities will generally be measured using the more observable of the fair value of the securitized assets and liabilities. We intend to hold our retained interests in the CLO through maturity. Therefore, we will exclude the impact of any unrealized gains or losses on our retained interests from the NAV calculation as long as such interest is not impaired. The Adviser will evaluate the retained interest for impairment at least quarterly. If any retained interest is deemed impaired, the corresponding loss will be recognized in NAV.

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

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments; and (iv) Condensed Consolidated Statements of Cash Flows

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

INVESCO COMMERCIAL REAL ESTATE FINANCE TRUST, INC.
May 12, 2025	By:	/s/ Hubert J. Crouch
Hubert J. Crouch
Chief Executive Officer
(Principal Executive Officer)

May 12, 2025	By:	/s/ Courtney Popelka
Courtney Popelka
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)