Form 10-Q
period 2025-06-30
Invesco Commercial Real Estate Finance Trust, Inc.
filed 2025-08-08
CIK 1976927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 4, 2025, there were 36,337,282 outstanding shares of common stock of Invesco Commercial Real Estate Finance Trust, Inc. comprised of 1,374,472 Class S common stock, 16,110,555 Class S-1 common stock, 1,208,198 Class D common stock, 7,477,399 Class I common stock, 1,576,616 Class E common stock, and 8,590,042 Class F common stock.

Invesco Commercial Real Estate Finance Trust, Inc.

SIGNATURES

PART I – FINANCIAL INFORMATION
ITEM 1.                FINANCIAL STATEMENTS
Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

$ in thousands except share amounts	June 30, 2025	December 31, 2024
ASSETS
Commercial real estate loan investments, at fair value (including pledged loans of $3,528,119 and $2,355,509, respectively)	$3,550,378	$2,391,078
Real estate-related securities, at fair value	9,763	—
Cash and cash equivalents	100,859	80,221
Restricted cash	23,058	19,813
Interest receivable	15,204	12,600
Derivative assets, at fair value	—	4,064
Other assets	1,329	418
Total assets(1)	$3,700,591	$2,508,194

LIABILITIES
Secured lending agreements, at fair value	$1,679,778	$1,720,350
Term lending agreement, at fair value	147,732	134,518
Collateralized loan obligations, at fair value	1,001,129	—
Interest payable	8,851	8,344
Derivative liabilities, at fair value	3,590	—
Dividends and distributions payable (including $791 and $961 due to related party, respectively)	5,033	3,765
Accounts payable, accrued expenses and other liabilities	25,863	23,159
Due to affiliates	37,973	31,342
Total liabilities(1)	2,909,949	1,921,478

Commitments and contingencies (See Note 14)

Redeemable common stock - related party (see Note 11)	$125,200	$151,367

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized:
12.5% Series A Cumulative Redeemable Preferred Stock, — and 228 shares issued and outstanding, respectively ($228 aggregate liquidation preference as of December 31, 2024)	—	205
Common stock, Class S shares, $0.01 par value per share, 500,000,000 shares authorized	2	—
Common stock, Class S-1 shares, $0.01 par value per share, 500,000,000 shares authorized	139	72
Common stock, Class D shares, $0.01 par value per share, 500,000,000 shares authorized	—	—
Common stock, Class D-1 shares, $0.01 par value per share, 500,000,000 shares authorized	—	—
Common stock, Class I shares, $0.01 par value per share, 500,000,000 shares authorized	53	27
Common stock, Class E shares, $0.01 par value per share, 500,000,000 shares authorized	1	1
Common stock, Class F shares, $0.01 par value per share, 500,000,000 shares authorized	85	82
Additional paid-in capital	686,368	448,947
Accumulated other comprehensive income (loss)	84	(65)
Accumulated deficit	(21,290)	(13,920)
Total stockholders’ equity	665,442	435,349
Total liabilities, redeemable common stock and stockholders’ equity	$3,700,591	$2,508,194

(1) The condensed consolidated balance sheet at June 30, 2025 includes assets of $1.2 billion and liabilities of $1.0 billion of a consolidated collateralized loan obligation, which is a variable interest entity (“VIE”). The VIE’s assets can only be used to settle the obligations of the VIE. See Note 6, “Collateralized Loan Obligations”, for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands except share and per share amounts	2025	2024	2025	2024
Net Interest Income
Commercial real estate loan interest income	$55,221	$20,415	$102,062	$35,555
Real estate related-securities interest income	50	—	50	—
Other interest income	1,059	587	2,034	828
Interest expense	(37,323)	(13,843)	(68,620)	(24,249)
Net interest income	19,007	7,159	35,526	12,134

Other Income (Expense)
Unrealized gain (loss) on loans, net	26,414	285	39,094	1,203
Unrealized gain (loss) on real estate-related securities, net	20	—	20	—
Unrealized gain (loss) on secured financing facilities, net	(20,681)	(199)	(29,155)	(922)
Unrealized gain (loss) on collateralized loan obligations, net	(5,153)	—	(5,153)	—
Gain (loss) on derivative instruments, net	(5,362)	—	(7,542)	—
Gain (loss) on foreign currency transactions, net	(117)	—	(108)	—
Commitment fee income, net of related party expense of $3,246, $5,365, $2,120 and $3,518 for the three and six months ended June 30, 2025 and 2024, respectively	3,459	2,120	5,578	3,518
Other income	290	249	579	350
Total other income (expense), net	(1,130)	2,455	3,313	4,149

Expenses
Management and performance fees - related party	1,838	952	3,668	1,302
Debt issuance and other financing costs related to borrowings, at fair value	5,478	3,221	10,394	3,690
Organizational costs	—	14	2	19
General and administrative	2,274	1,800	4,824	2,958
Total expenses	9,590	5,987	18,888	7,969

Net income (loss)	8,287	3,627	19,951	8,314
Dividends to preferred stockholders	—	(7)	(2)	(14)
Issuance and redemption costs of redeemed preferred stock	—	—	(27)	—
Net income (loss) attributable to common stockholders	$8,287	$3,620	$19,922	$8,300

Net income (loss)	$8,287	$3,627	$19,951	$8,314
Currency translation adjustment	123	—	149	—
Comprehensive income (loss)	8,410	3,627	20,100	8,314
Dividends to preferred stockholders	—	(7)	(2)	(14)
Issuance and redemption costs of redeemed preferred stock	—	—	(27)	—
Comprehensive income (loss) attributable to common stockholders	$8,410	$3,620	$20,071	$8,300

Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$0.26	$0.34	$0.68	$0.93
Diluted	$0.26	$0.34	$0.68	$0.93
Weighted average number of shares of common stock
Basic	31,307,099	10,729,623	29,281,449	8,956,409
Diluted	31,307,126	10,729,651	29,281,501	8,956,715
The accompanying notes are an integral part of these condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Common Stock
(Unaudited)

	Series A Preferred Stock	Class S Common Stock	Class S-1 Common Stock	Class D Common Stock	Class D-1 Common Stock	Class I Common Stock	Class E Common Stock	Class F Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Redeemable Common Stock
$ in thousands
Balance as of December 31, 2024	$205	$—	$72	$—	$—	$27	$1	$82	$448,947	$(65)	$(13,920)	$435,349	$151,367
Net income (loss)	—	—	—	—	—	—	—	—	—	—	11,664	11,664	—
Proceeds from issuance of common stock, net of offering costs	—	—	33	—	—	11	—	—	105,624	—	—	105,668	—
Proceeds from issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	2,814
Common stock distribution reinvestment	—	—	1	—	—	—	—	2	7,565	—	—	7,568	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(12,943)	(12,943)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(2)	(2)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	19	—	—	19	—
Repurchase of common stock	—	—	—	—	—	—	—	—	(754)	—	—	(754)	—
Repurchase of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(30,000)
Redemption of preferred stock	(205)	—	—	—	—	—	—	—	—	—	(27)	(232)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	26	—	26	—
Adjustment to the carrying value of redeemable common stock	—	—	—	—	—	—	—	—	(160)	—	—	(160)	160
Balance as of March 31, 2025	$—	$—	$106	$—	$—	$38	$1	$84	$561,241	$(39)	$(15,228)	$546,203	$124,341
Net income (loss)	—	—	—	—	—	—	—	—	—	—	8,287	8,287	—
Proceeds from issuance of common stock, net of offering costs	—	2	32	—	—	15	—	—	118,759	—	—	118,808	—
Proceeds from issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	1,062
Common stock distribution reinvestment	—	—	1	—	—	1	—	1	8,667	—	—	8,670	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(14,349)	(14,349)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	43	—	—	43	—
Repurchase of common stock	—	—	—	—	—	(1)	—	—	(2,397)	—	—	(2,398)	—
Repurchase of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(148)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	123	—	123	—
Adjustment to the carrying value of redeemable common stock	—	—	—	—	—	—	—	—	55	—	—	55	(55)
Balance as of June 30, 2025	$—	$2	$139	$—	$—	$53	$1	$85	$686,368	$84	$(21,290)	$665,442	$125,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Common Stock
(Unaudited)

	Series A Preferred Stock	Class S Common Stock	Class S-1 Common Stock	Class D Common Stock	Class D-1 Common Stock	Class I Common Stock	Class E Common Stock	Class F Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Redeemable Common Stock
$ in thousands
Balance at December 31, 2023	$205	$—	$11	$—	$—	$3	$—	$—	$32,549	$—	$(7,296)	$25,472	$105,340
Net income (loss)	—	—	—	—	—	—	—	—	—	—	4,687	4,687	—
Proceeds from issuance of common stock, net of offering costs	—	—	14	—	—	7	1	—	52,949	—	—	52,971	—
Common stock distribution reinvestment	—	—	—	—	—	—	—	—	773	—	—	773	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(6,311)	(6,311)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(7)	(7)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	17	—	—	17	—
Balance at March 31, 2024	$205	$—	$25	$—	$—	$10	$1	$—	$86,288	$—	$(8,927)	$77,602	$105,340
Net income (loss)	—		—	—	—	—	—	—	—	—	3,627	3,627	—
Issuance of common stock, net of offering costs	—	—	13	—	—	5	—	47	161,565	—	—	161,630	—
Issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	145
Common stock distribution reinvestment	—	—	1	—	—	—	—	—	2,635	—	—	2,636	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(7,249)	(7,249)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(7)	(7)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	20	—	—	20	—
Repurchase of common stock	—	—	—	—	—	—	—	—	(29)	—	—	(29)	—
Repurchase of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(100,000)
Adjustment to the carrying value of redeemable common stock	—	—	—	—	—	—	—	—	(175)	—	—	(175)	175
Balance at June 30, 2024	$205	$—	$39	$—	$—	$15	$1	$47	$250,304	$—	$(12,556)	$238,055	$5,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
$ in thousands
Cash flows from operating activities:
Net income (loss)	$19,951	$8,314
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized (gain) loss on loans, net	(39,094)	(1,203)
Unrealized (gain) loss on real estate-related securities, net	(20)	—
Unrealized (gain) loss on secured financing facilities, net	29,155	922
Unrealized (gain) loss on collateralized loan obligations, net	5,153	—
(Gain) loss on derivative instruments, net	7,542	—
Debt issuance costs	8,732	2,090
Amortization of equity based compensation and other	300	37
Change in operating assets and liabilities:
Increase in operating assets	(3,441)	(1,763)
(Increase) decrease in due from affiliates	—	(675)
(Decrease) increase in operating liabilities	(392)	2,341
(Decrease) increase in due to affiliate	2,836	8,463
Net cash provided by operating activities	30,722	18,526
Cash flows from investing activities:
Originations and fundings of commercial real estate loans	(1,120,159)	(506,304)
Purchase of real estate-related securities	(9,794)	—
Principal payments on real estate-related securities	51	—
Settlement of foreign currency forward contracts, net	113	—
Net cash used in investing activities	(1,129,789)	(506,304)
Cash flows from financing activities:
Proceeds from revolving credit facility	135,000	192,000
Repayment of revolving credit facility	(135,000)	(196,000)
Proceeds from secured financing facilities	822,048	439,447
Repayment of secured financing facilities	(878,561)	(48,476)
Proceeds from issuance of collateralized loan obligations	995,738	—
Proceeds from issuance of common stock, net of offering costs	212,363	194,465
Repurchase of common stock	(3,023)	—
Repurchase of redeemable common stock	(30,148)	(100,000)
Redemption of preferred stock	(232)	—
Proceeds from subscriptions paid in advance	22,776	9,927
Cash paid for debt issuance costs	(8,263)	(1,326)
Payments of dividends	(9,788)	(11,704)
Net cash provided by financing activities	1,122,910	478,333
Effect of exchange rate changes on cash, cash equivalents and restricted cash	40	—
Net change in cash, cash equivalents and restricted cash	23,883	(9,445)
Cash, cash equivalents and restricted cash, beginning of period	100,034	25,541
Cash, cash equivalents and restricted cash, end of period	$123,917	$16,096

Supplemental disclosures:
Interest paid	$67,875	$23,464
Non-cash investing and financing activities:
Dividends and distributions declared not paid	$5,033	$1,599
Common stock distribution reinvestment	$16,238	$3,409
Issuance of redeemable common stock for payment of management and performance fees	$3,876	$145
Accrued common stock repurchases	$184	$29
Deferred offering costs due to affiliate	$—	$(78)
Offering costs due to affiliates	$7,671	$3,352
Debt issuance costs due to affiliate	$—	$685
Adjustment to carrying value of redeemable common stock	$105	$175
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
Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and consolidate the financial statements of the Company and its controlled subsidiaries. In determining whether we have a controlling financial interest in a partially owned entity, we consider whether the entity is a variable interest entity (“VIE”) and whether we are the primary beneficiary. We are the primary beneficiary of a VIE when we have both the power to direct the most significant activities impacting the economic performance of the VIE and the obligation to absorb losses or receive benefits significant to the VIE. See additional information on our VIEs in Note 6— “Collateralized Loan Obligations.” All significant intercompany transactions, balances, revenues and expenses are eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of our financial condition and results of operations for the periods presented.
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

Cash and Cash Equivalents
We consider all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. Certain cash balances may be held in brokerage accounts that also hold our securities investments and may be swept into money market funds that meet the criteria for classification as cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value due to the highly liquid and short-term nature of these instruments. We may have cash balances in excess of federally insured amounts. We mitigate our risk of loss by maintaining cash deposits with high credit-quality institutions and by actively monitoring the credit risk of our counterparties.
Income Taxes
We elect to treat certain of our corporate subsidiaries as taxable REIT subsidiaries (“TRS”) which are subject to federal, state and local corporate income tax, as applicable. TRSs hold investments in assets, income streams, operating companies and associated expenses that produce non-qualifying items for purposes of REIT testing. Current income tax expense is recorded within other income (expense) on our condensed consolidated statements of comprehensive income. Deferred tax assets, and any valuation allowances, or deferred tax liabilities are recorded within other assets or other liabilities, as applicable, on our condensed consolidated balance sheets. For both the three and six months ended June 30, 2025, tax expense and related balances were not material.
Fair Value Measurement
We have elected the fair value option for our commercial real estate loan investments, real estate-related securities, secured lending and term lending agreements (collectively, our secured financing facilities), our revolving credit facility, and our collateralized loan obligations (“CLO”). The Company believes the fair value option will provide its financial statements users with reduced complexity, greater consistency, understandability and comparability.
In the month that we originate or acquire a loan, we value our commercial real estate loan investments at fair value, which approximates par. Thereafter, an independent valuation advisor values our commercial loan investments monthly using a discounted cash flow analysis. The yield used in the discounted cash flow analysis is determined by comparing the features of the loan to the interest rates and terms required by lenders in the new loan origination market for similar loans and the yield required by investors acquiring similar loans in the secondary market as well as a comparison of current market and collateral conditions to those present at origination or acquisition. The Company elected to apply the measurement alternative for consolidated collateralized financing entities with respect to its managed CLO. Accordingly, commercial real estate loans and loan participations that are collateral assets within the consolidated CLO are measured using the fair value of the more observable CLO notes as an indicator of the fair value of the CLO assets as a whole.
In determining the fair value of a particular real estate-related security, we use pricing service providers, who may may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate-related securities generally consider the attributes applicable to a particular class of the security (e.g., credit rating or seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available.
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

We generally determine the fair value of the collateralized loan obligations by utilizing third party pricing services and broker-dealer quotations. We conduct an ongoing evaluation of their valuation methodologies and processes and review the individual valuations themselves. Our review consists of consideration of a variety of factors, including market transaction information for the particular bond, market transaction information for similar bonds, the bond’s ratings and the bond’s subordination levels.

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
Real Estate-Related Securities
We invest in debt securities of real estate companies. We have elected the fair value option for accounting for investments in debt securities. We record changes in fair value of debt securities as unrealized gain (loss) from real estate-related securities and interest income on debt securities as interest income in our condensed consolidated statements of comprehensive income.
Collateralized Loan Obligations
The Company financed a pool of loans and loan participations from its existing loan portfolio through a managed CLO, INCREF 2025-FL1 (“INCREF 2025-FL1” or the “CLO”). The Company consolidates the CLO because it determined that the CLO issuer is a VIE and that the Company is the primary beneficiary of such VIE. The collateral assets of the CLO include the pool of loans and loan participations, which are included on the condensed consolidated balance sheets at June 30, 2025 as commercial real estate loan investments, at fair value. The notes issued by the consolidated CLO are included on the Company’s condensed consolidated balance sheets as collateralized loan obligations, at fair value. Collateralized loan obligations consist solely of obligations held by third party rated note holders and exclude the retained tranches held by the Company, which are eliminated in consolidation of the CLO. The interest income from the CLO’s collateral assets and interest expense on the CLO notes are presented on a gross basis within interest income and Interest expense, respectively, in the condensed consolidated statements of comprehensive income. Because we elected the fair value option for our collateralized loan obligations, we record any changes in their fair values as unrealized gain (loss) on collateralized loan obligations, net in our condensed consolidated statements of comprehensive income.
3.Commercial Real Estate Loan Investments
The table below summarizes our investments in commercial real estate loans as of June 30, 2025 and December 31, 2024.

$ in thousands
Loan Type	Loan Amount(1)	Principal Balance Outstanding	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Life (years)(3)
June 30, 2025
Senior loans(4)	$3,821,789	$3,525,717	$3,529,233	7.10%	3.97
Mezzanine loans	30,000	21,145	21,145	12.07%	4.34
Total	$3,851,789	$3,546,862	$3,550,378	7.13%	3.97
December 31, 2024
Senior loans(4)	$2,658,628	$2,385,124	$2,385,840	7.37%	4.26
Mezzanine loans	30,000	5,238	5,238	12.23%	4.84
Total	$2,688,628	$2,390,362	$2,391,078	7.38%	4.27
(1)Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)Domestic loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. Euro denominated loans earn interest at three-month Euro Interbank Offered Rate (“Euribor”) plus a spread. Our loan denominated in British pound sterling earns interest at three-month Sterling Overnight Index Average (“SONIA”) plus a spread.
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

The tables below detail the property type and geographic location of the properties securing our commercial real estate loans as of June 30, 2025 and December 31, 2024.

$ in thousands	June 30, 2025		December 31, 2024
Property Type	Fair Value	Percentage	Fair Value	Percentage
Multifamily	$1,424,815	40.1%	$1,252,147	52.4%
Industrial	1,682,829	47.4%	1,042,720	43.6%
Self-storage	121,290	3.4%	96,211	4.0%
Student housing	321,444	9.1%	—	—%
Total	$3,550,378	100.0%	$2,391,078	100.0%

$ in thousands	June 30, 2025		December 31, 2024
Geographic Location	Fair Value	Percentage	Fair Value	Percentage
United States:
West	$936,346	26.4%	$738,754	30.7%
South	743,486	20.9%	520,733	21.8%
East	826,998	23.3%	688,518	28.8%
Midwest	37,438	1.1%	30,331	1.3%
Various U.S.(1)	471,762	13.3%	128,334	5.4%
Total	$3,016,030	85.0%	$2,106,670	88.0%
Non-US:
Europe(2)	$203,595	5.7%	$180,178	7.6%
United Kingdom(3)	330,753	9.3%	104,230	4.4%
Total	$534,348	15.0%	$284,408	12.0%
Total	$3,550,378	100.0%	$2,391,078	100.0%
(1) Various U.S. includes self-storage and industrial portfolios with multiple locations throughout the United States.
(2) Our European loans that are collateralized by industrial commercial real estate in France and Spain are denominated in Euros and have a fair value of €81.8 million and €91.6 million, respectively, as of June 30, 2025.
(3) Our European loans that are collateralized by industrial commercial real estate in the United Kingdom are denominated in British pound sterling and have a fair value of £241.2 million as of June 30, 2025.
The weighted average loan-to-value ratio, a metric utilized in the fair value measurement of our commercial real estate loan investments, for our loan investments at June 30, 2025 was approximately 66% based on the loan principal amount and the independent property appraisals.
4.Real Estate-Related Securities
The following table summarizes our real estate-related securities as of June 30, 2025:

In thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$9,814	$(71)	$9,743	$20	$9,763	6.22%	August 2037

We did not hold real estate-related securities at December 31, 2024.

5.Borrowings

The table below summarizes our borrowing arrangements as of June 30, 2025 and December 31, 2024. Our borrowing arrangements include secured lending and term lending agreements (collectively, our “secured financing facilities”) and a revolving credit facility.

			June 30, 2025					December 31, 2024
$ in thousands	Current Maturity	Extension Options(1)	Weighted Average Interest Rate(2)	Maximum Facility Size	Available Capacity	Amount Outstanding	Fair Value	Amount Outstanding	Fair Value

Term Lending Agreement
INCREF Lending II	Match-term	Match-term	6.59%	$300,000	$152,327	$147,673	$147,732	$134,518	$134,518

Secured Lending Agreements
Term Financing
INCREF Lending I	Oct 2026	Oct 2029	6.32%	837,517	107,475	730,042	730,203	722,672	722,796

Repurchase Agreements
Morgan Stanley Bank(3)	May 2026	May 2027	5.85%	500,000	169,124	330,876	330,880	342,009	342,079
Citibank	Sep 2026	Sep 2028	5.54%	500,000	72,836	427,164	427,486	276,323	276,653
Barclays(3)	Apr 2027	Apr 2029		500,000	500,000	—	—	199,305	199,326
Wells Fargo	May 2026	May 2029	6.02%	300,000	195,548	104,452	104,477	179,462	179,496
Bank of Montreal(3)	Jul 2025	Jul 2028		25,000	25,000	—	—	—	—
Capital One(3)	Feb 2027	Feb 2030	5.81%	250,000	163,359	86,641	86,732	N/A	N/A
Total secured financing facilities				$3,212,517	$1,385,669	$1,826,848	$1,827,510	$1,854,289	$1,854,868

Revolving Credit Facility(4)			7.20%	$162,000	$162,000	$—	$—	$—	$—
(1)    Assumes all available extension options are exercised.
(2)    Represents the weighted average interest rate in effect as of June 30, 2025.
(3)    Certain extension options for these facilities are subject to lender approval and compliance with certain financial and administrative covenants.
(4)    Maturity date is aligned with the Company’s ability to call remaining outstanding capital committed under the Invesco Subscription Agreement, as further explained below.
Borrowings denominated in U.S. dollars under our secured financing facilities and revolving credit facility bear interest at one-month Term SOFR plus a spread. Euro denominated borrowings bear interest at three-month Euribor plus a spread, and our British pound sterling denominated borrowings bear interest at three-month SONIA plus a spread. Our secured financing facilities are subject to certain non-financial and financial covenants, including liquidity, tangible net worth and leverage covenants. We were in compliance with these covenants as of June 30, 2025.

Term Lending Agreement
In August 2024, we entered into a $300.0 million Facility Loan Program and Security Agreement with a financial institution (“INCREF Lending II”) that provides asset-based financing on a non-mark-to-market basis with partial recourse to the Company and match-term to the underlying loans.
We have pledged certain commercial real estate loan investments with a fair value of approximately $190.3 million as collateral for INCREF Lending II. We segregate the commercial real estate loans that we have pledged as collateral in our books and records. Our term lending agreement counterparty has the right to resell or repledge the collateral posted but has the obligation to return the pledged collateral upon maturity of the term lending agreement.
Secured Lending Agreements
In July 2024, we entered into a $837.5 million Master Repurchase Agreement with a financial institution (“INCREF Lending I”) that provides asset-based financing with partial recourse to the Company and does not provide the lender with margin call rights. The term of the facility matches the term of the underlying collateral up to two years and is subject to three additional one-year extension options that we may exercise upon satisfaction of certain customary conditions and thresholds. We have pledged certain commercial real estate loan investments with a fair value of approximately $919.0 million as collateral for INCREF Lending I.

We have also entered into traditional repurchase agreements with six financial institutions, as detailed in the table above. We have pledged certain commercial real estate loan investments with a fair value of approximately $1.2 billion as collateral for these agreements. Certain borrowings under our Citibank repurchase agreement are collateralized by European commercial real estate loans. The borrowings are denominated in Euros and British pound sterling and have a fair value of €138.7 million and £192.9 million, respectively, as of June 30, 2025. We segregate the commercial real estate loans that we have pledged as collateral in our books and records. Our repurchase agreement counterparties have the right to resell or repledge the collateral posted but have the obligation to return the pledged collateral upon maturity of the repurchase agreement.

We were not required to post any margin under our master repurchase agreements as of June 30, 2025 and December 31, 2024. A margin deficiency may generally result from either a decline in the underlying loan’s market value or a shortfall in operating performance of the property. We may finance multiple commercial loan investments under a repurchase agreement; therefore, a margin excess in one asset could help mitigate a margin deficiency in another asset under the same repurchase agreement. We intend to maintain a level of liquidity that will enable us to meet margin calls. Master repurchase agreements are recourse obligations.
Counterparty Exposure

We have pledged certain commercial real estate loan investments as collateral for our secured financing facilities. If a secured financing counterparty were to default on its obligation to return the collateral, we would be exposed to potential losses to the extent the fair value of the collateral that we have pledged to the counterparty exceeded the amount loaned to us plus interest due to the counterparty. The following table summarizes our net exposure with those counterparties where the amount at risk exceeded 10.0% of stockholders’ equity as of June 30, 2025 and December 31, 2024.

$ in thousands	Outstanding Principal	Net Counterparty Exposure	Weighted Average Life (Years)(1)
June 30, 2025
Morgan Stanley Bank	$330,876	$90,630	1.90
Citibank	1,157,206	296,130	3.91
Total	$1,488,082	$386,760	3.46
December 31, 2024
Morgan Stanley Bank	$342,009	$101,931	2.40
Citibank	998,995	260,459	4.51
Barclays	199,305	51,591	4.32
Wells Fargo	179,462	48,058	4.39
Total	$1,719,771	$462,039	4.05
(1) Assumes all extension options are exercised for borrowing facilities that may be extended at our option, subject to compliance with certain financial and administrative covenants.

The following table shows the aggregate amount of maturities of our outstanding borrowings over the next five years and thereafter as of June 30, 2025:

$ in thousands	Secured Lending Agreements(1)	Term Lending Agreement(1)	Total
Year
2025 (remaining)	$—	$—	$—
2026	—	—	—
2027	330,876	—	330,876
2028	427,164	—	427,164
2029	834,494	126,836	961,330
2030	86,641	20,837	107,478
Thereafter	—	—	—
Total	$1,679,175	$147,673	$1,826,848
(1) Assumes all extension options are exercised for borrowing facilities that may be extended at our option, subject to compliance with certain financial and administrative covenants.

Revolving Credit Facility
Our revolving credit facility is secured by uncalled capital subscriptions under the terms of the Invesco Subscription Agreement, as described in Note 11 - “Redeemable Common Stock - Related Party”. Borrowings under the facility bear interest at one-month Term SOFR or the prime rate plus a spread. The revolving credit facility allows for the ability to obtain tranches of term financing in addition to general borrowings under an Uncommitted Tranche (as defined in the credit agreement). The Uncommitted Tranche is due on demand (15 business days after notice); any Funded Tranche (as defined in the credit agreement) is due no later than (a) three years from issuance or (b) 360 days after notice; and all amounts outstanding under the facility are due 30 days prior to the last date on which capital calls may be issued. The facility is prepayable without penalty.
Our revolving credit facility is subject to certain affirmative and negative non-financial and financial covenants, including a limitation on indebtedness. We were in compliance with these covenants as of June 30, 2025.
6.Collateralized Loan Obligations
The table below summarizes our collateralized loan obligations as of June 30, 2025.

	Facility				Collateral
$ in thousands	Term	Weighted Average Interest Rate(1)	Amount Outstanding	Fair Value	Count	Principal Balance Outstanding	Fair Value
INCREF 2025-FL1	Oct 2042	6.27%	$998,234	$1,001,129	30	$1,217,359	$1,220,104
Total			$998,234	$1,001,129	30	$1,217,359	$1,220,104
(1)    Represents the weighted average interest rate in effect as of June 30, 2025.
On May 7, 2025, the Company financed a pool of loans and loan participations from its existing loan portfolio through INCREF 2025-FL1, contributing $1.2 billion of commercial real estate loan investments into the CLO and issuing $1.2 billion of notes. The Company retained $219 million of the CLO. The rated notes bear interest at Term SOFR plus a spread. The CLO provides the Company with match-term financing on a non-mark-to-market and non-recourse basis. The Company received $995.7 million in proceeds from the transaction. The third-party notes were issued at a discount of $2.5 million which was recorded as an unrealized loss of $2.5 million within unrealized gain (loss) on loans, net in the condensed consolidated statement of comprehensive income for the three months ended June 30, 2025.

INCREF 2025-FL1 is a VIE primarily because the unrelated investors do not have substantive voting or participating rights. To assess whether the Company has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, the Company considered, among other factors, its role in establishing the VIE and its ongoing rights and responsibilities. We determined that we are the primary beneficiary as (1) we have the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and (2) through our retained interests, we have the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company considers its variable interests, as well as any variable interests of its related parties in making this determination. The majority of the operations of the VIE are funded with cash flows generated from the loans within the VIE. Assets held by the VIE can be used only to settle obligations of the VIE. The liabilities of the VIE are non-recourse to us and can only be satisfied from the assets of the VIE. We are not obligated to provide, have not provided, and do not intend to provide material financial support to the consolidated VIE.

The consolidation of the VIE results in an increase in our gross assets, liabilities, revenues and expenses, however the impact to our stockholders’ equity and net income are equivalent to our net retained economic interests in the VIE. During three and six months ended June 30, 2025, we recorded $9.8 million of interest expense related to the CLO. The following table details the assets and liabilities of our consolidated VIE:

$ in thousands	June 30, 2025
Assets:
Restricted cash	$150
Commercial real estate loan investments, at fair value	1,220,104
Interest receivable	3,918
Total assets	$1,224,172

Liabilities:
Collateralized loan obligations, at fair value	$1,001,129
Interest payable	2,086
Total liabilities	$1,003,215
7.Derivatives and Hedging Activities
Currency Forward Contracts
Since we first originated loans outside the United States in September 2024, we enter into currency forward contracts to help mitigate the impact of changes in foreign currency exchange rates on our investments and financing transactions denominated in currencies other than the U.S. dollar. Despite being economic hedges, we have elected not to treat our foreign currency forwards as hedges for accounting purposes and, therefore, the realized and unrealized gains and losses associated with such instruments are included in gain (loss) on derivative instruments, net in our condensed consolidated statements of comprehensive income. Gain (loss) on foreign currency transactions, net reflects the net financial impact resulting from changes in exchange rates between the time we enter into foreign currency transactions and when they are settled.
The following table illustrates the unrealized foreign exchange impact recognized in the condensed consolidated statements of comprehensive income in the three and six months ended June 30, 2025, of our loans and secured financing arrangements as well as the offsetting gain (loss) on derivative instruments in the periods:

$ in thousands	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Unrealized foreign exchange gain (loss) on loans	$25,479	$36,303
Unrealized foreign exchange gain (loss) on secured financing facilities	(20,404)	(29,073)
Gain (loss) on derivative instruments, net	(5,362)	(7,542)
Net impact of hedged foreign exchange	$(287)	$(312)
The following table summarizes changes in the notional amount of our currency forward contracts during the six months ended June 30, 2025:

	Local Currency
In thousands	Notional Amount as of December 31, 2024	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of June 30, 2025	Notional Amount as of June 30, 2025
Buy USD / Sell EUR Forward	€39,474	€—	€(1,717)	€37,757	$42,876
Buy USD / Sell GBP Forward	£19,417	£33,834	£(989)	£52,262	$70,372
The table below presents the fair value of our currency forward contracts, as well as their classification on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

$ in thousands	Fair Value as of
	June 30, 2025	December 31, 2024
Derivative Assets	$—	$4,064
Derivative Liabilities	$3,590	$—

The following table summarizes the effect of currency forward contracts reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2025:

$ in thousands	Three Months Ended June 30, 2025
Derivatives not designated as hedging instruments	Realized gain (loss) on derivative instruments, net	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Currency Forward Contracts	$(4)	$(5,358)	$(5,362)

$ in thousands	Six Months Ended June 30, 2025
Derivatives not designated as hedging instruments	Realized gain (loss) on derivative instruments, net	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Currency Forward Contracts	$113	$(7,655)	$(7,542)
8. Fair Value of Financial Instruments
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
Valuation of Financial Instruments Measured at Fair Value
The following tables detail our financial instruments measured at fair value on a recurring basis:

	June 30, 2025
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Commercial real estate loan investments	$—	$1,220,104	$2,330,274	$3,550,378
Real estate-related securities	—	9,763	—	9,763
Total assets	$—	$1,229,867	$2,330,274	$3,560,141

Liabilities:
Secured lending agreements	$—	$—	$1,679,778	$1,679,778
Term lending agreements	—	—	147,732	147,732
Collateralized loan obligations	—	1,001,129	—	1,001,129
Derivative liabilities	—	3,590	—	3,590
Total liabilities	$—	$1,004,719	$1,827,510	$2,832,229

	December 31, 2024
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Commercial real estate loan investments	$—	$—	$2,391,078	$2,391,078
Derivative assets	—	4,064	—	4,064
Total assets	$—	$4,064	$2,391,078	$2,395,142

Liabilities:
Secured lending agreements	$—	$—	$1,720,350	$1,720,350
Term lending agreements	—	—	134,518	134,518
Total liabilities	$—	$—	$1,854,868	$1,854,868
Valuation of Commercial Real Estate Loan Investments
The following table shows a reconciliation of the beginning and ending fair value measurements of our commercial real estate loan investments classified as Level 3:

$ in thousands	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Beginning Balance	$2,788,480	$2,391,078
Transfers from Level 3 into Level 2	(1,220,104)	(1,220,104)
Loan originations and fundings	735,453	1,120,159
Net unrealized gain (loss)	935	2,791
Foreign currency adjustments	25,510	36,350
Ending Balance	$2,330,274	$2,330,274
Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. Transfers out of Level 3 at the end of the period for the three and six months ended June 30, 2025 include the fair value of the outstanding principal balance for loan assets held by the CLO and primarily relates to the availability of observable inputs. The fair value of collateralized financing assets are measured using the more observable fair value of the collateralized liabilities. See Note 2, “Summary of Significant Accounting Policies.”
The following tables summarize the significant unobservable inputs supporting the fair value measurement of our investments in commercial loans:

$ in thousands	June 30, 2025
Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)(1)
Commercial loans	$2,330,274	Discounted cash flow	Discount rate	6.25%	5.04% - 11.96%	0.48

	December 31, 2024
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)(1)
Commercial loans	Discounted cash flow	Discount rate	7.16%	5.90% - 12.12%	0.56
(1) Based on expected cash flows and potential prepayments.
(2) Weighted average rate and life are not applicable for loans held by the consolidated CLO, as they were not valued using a discounted cash flow approach. Loans held by the CLO are valued using the more observable fair value of the notes issued by the CLO.

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
The following table shows a reconciliation of the beginning and ending fair value measurements of our revolving credit facility:

$ in thousands	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Beginning Balance	$—	$—
Proceeds from revolving credit facility	—	135,000
Repayment of revolving credit facility	—	(135,000)
Net unrealized (gain) loss	—	—
Ending Balance	$—	$—
Valuation of Secured Financing Facilities
We have entered into secured financing facilities to provide floating rate financing for our commercial real estate loan investments. Our secured financing facilities are carried at fair value based on significant unobservable inputs and are classified as Level 3. The following tables show a reconciliation of the beginning and ending fair value measurements of our secured financing facilities:

	Three Months Ended June 30, 2025
$ in thousands	Secured Lending Agreements	Term Lending Agreement	Total
Beginning Balance	$2,015,125	$134,518	$2,149,643
Proceeds from secured financing facilities	522,592	13,155	535,747
Repayments of secured financing facilities	(878,561)	—	(878,561)
Net unrealized (gain) loss	218	59	277
Unrealized foreign currency (gain) loss	20,404	—	20,404
Ending Balance	$1,679,778	$147,732	$1,827,510

	Six Months Ended June 30, 2025
$ in thousands	Secured Lending Agreements	Term Lending Agreement	Total
Beginning Balance	$1,720,350	$134,518	$1,854,868
Proceeds from secured financing facilities	808,893	13,155	822,048
Repayments of secured financing facilities	(878,561)	—	(878,561)
Net unrealized (gain) loss	23	59	82
Unrealized foreign currency (gain) loss	$29,073	$—	$29,073
Ending Balance	$1,679,778	$147,732	$1,827,510

The following tables summarize the significant unobservable inputs used in the fair value measurement of our secured financing facilities:

	June 30, 2025
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)(1)
Secured financing facilities	Discounted cash flow	Discount rate	5.85%	4.02% - 6.56%	0.46

	December 31, 2024
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)
Secured financing facilities	Discounted cash flow	Discount rate	6.20%	4.88% - 6.72%	0.56

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
9.Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of accounts payable, accrued expenses and other liabilities as of June 30, 2025 and December 31, 2024.

$ in thousands	June 30, 2025	December 31, 2024
Accounts payable and accrued expenses	$2,336	$2,073
Subscriptions paid in advance (1)	22,776	19,784
Accrued common stock repurchases	184	55
Other liabilities	567	1,247
Total	$25,863	$23,159
(1) Represents subscriptions received by our transfer agent prior to the date the subscriptions are effective.
10.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates as of June 30, 2025 and December 31, 2024.

$ in thousands	June 30, 2025	December 31, 2024
Advanced organizational, offering and operating expenses	$12,542	$14,214
Reimbursable operating expenses	3,405	3,454
Adviser commitment fee payable	3,246	2,357
Stockholder servicing fees	16,174	8,503
Management fees	1,348	746
Performance fees	1,258	2,068
Total	$37,973	$31,342

Advanced Organizational, Offering and Operating Expenses
Under the terms of our Amended and Restated Advisory Agreement (“Advisory Agreement”), the Adviser advanced all of our organizational, offering and operating expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through May 31, 2024. Starting in December 2024, we began reimbursing the Adviser for these costs ratably over 52 months. As of June 30, 2025, we owe the Adviser approximately $12.5 million (December 31, 2024: $14.2 million) for the remaining outstanding balance of the expenses advanced by the Adviser under this arrangement.
Reimbursable Operating Expenses
Operating expenses incurred by the Adviser on our behalf after May 31, 2024 are reimbursed quarterly to the Adviser, and the balance outstanding as of June 30, 2025 and December 31, 2024 is listed in the above table as “Reimbursable operating expenses.”

Starting with the quarter ended June 30, 2025, we may not reimburse the Adviser at the end of any fiscal quarter for Total Operating Expenses (as defined in the Advisory Agreement) that exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”) for the four consecutive fiscal quarters then ended. We may reimburse the Adviser for operating expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended June 30, 2025 did not exceed the 2%/25% Guidelines.
Adviser Commitment Fee Payable
Borrowers pay a commitment fee in connection with the origination of each new loan. The commitment fee is calculated as a percentage of the whole loan on a fully-funded basis, as determined by the Adviser at the time of origination. We pay the Adviser 50% (not to exceed 0.5% of the whole loan on a fully funded basis) of any commitment fee charged to borrowers in connection with each new loan as compensation for sourcing, structuring and negotiating the loan. The commitment fee income and related expense to the Adviser is reported as commitment fee income, net of related party expense on the condensed consolidated statements of comprehensive income.
Stockholder Servicing Fees and Other Selling Commissions
Invesco Distributors, Inc. (the “Dealer Manager”) is entitled to receive upfront selling commissions and stockholder servicing fees for Class S, Class S-1, Class D and Class D-1 shares sold in the Continuous Offering. The Dealer Manager reallows (pays) all or a portion of the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers and will waive stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such service. We did not issue any Class D-1 shares as of June 30, 2025.
We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class S, Class S-1, Class D and Class D-1 share is sold during the Continuous Offering. The following table summarizes stockholder servicing fees paid for the period ended June 30, 2025 and the year ended December 31, 2024.

$ in thousands	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares
For the period ended June 30, 2025	$4	$1,062	$—	$—
For the year ended December 31, 2024	$1	$761	$—	$—
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

We will cease paying the stockholder servicing fee with respect to any Class S or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager, in conjunction with the transfer agent, determines that total upfront selling commissions and stockholder servicing fees paid with respect to the shares held by the stockholder would exceed, in the aggregate, 8.75% of the gross proceeds (7.75% for clients of certain participating broker dealers) from the sale of such shares (including the gross proceeds of any shares issued under our distribution reinvestment plan upon the reinvestment of distributions paid with respect thereto or with respect to any shares issued under our distribution reinvestment plan). At the end of such month, such Class S or Class D share will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such share. Such servicing fee limit does not apply to Class S-1 and Class D-1 shares.
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
We do not pay the Adviser a management fee with respect to our Class F shares. We will pay the Adviser a performance fee with respect to the Class F shares. The Class F performance fee payable with respect to each calendar year will be an amount equal to 10% of the excess of Performance Fee Income allocable to Class F shares over a 6% annualized return on the Class F NAV per share. No performance fee is payable if the Performance Fee Income allocable to Class F is below the annualized 6% return in any calendar year or for a rolling two-year period.
We do not pay the Adviser a management or performance fee with respect to our Class E shares.
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

The management fee and the performance fee are payable in cash or Class E shares at the option of the Adviser. Management fees and performance fees began to accrue on March 1, 2024. Management fees are accrued monthly and paid quarterly in arrears and performance fees are paid annually. During the three and six months ended June 30, 2025, we incurred management fees of $1.3 million and $2.4 million, respectively, of which $1.3 million is accrued as a component of due to affiliates on our condensed consolidated balance sheets as of June 30, 2025. During the three and six months ended June 30, 2025, we incurred performance fees of $490,000 and $1.3 million, respectively, of which $1.3 million is accrued as a component of due to affiliates on our condensed consolidated balance sheets as of June 30, 2025. During the three and six months ended June 30, 2025, we issued 41,491 and 70,791 Class E shares, respectively, as payment for the management fees earned. During the three and six months ended June 30, 2025, we issued — and 81,185 Class E Redeemable Common Stock shares, respectively, as payment for the performance fees earned. The shares issued to the Adviser for payment of the management fee and performance fee were issued at the applicable NAV per share at the end of each quarter for which the fees were earned.
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

Our Adviser is subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it. The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. We incurred $317,000 and $919,000, respectively, of costs for support personnel provided by the Adviser for the three and six months ended June 30, 2025 that are recorded as a component of due to affiliates on our condensed consolidated balance sheets and as general and administrative expenses on our condensed consolidated statements of comprehensive income. During the three and six months ended June 30, 2024, we incurred $218,000 and $450,000 of costs for support personnel provided by the Adviser.
The Adviser serves as Collateral Manager to the Company’s consolidated CLO and has waived any and all fees payable to the Adviser or any of its affiliates for this service for so long as it or any of its affiliates acts as the Collateral Manager and as manager of the Operating Partnership.
Related Party Share Ownership
The tables below summarize the number of shares and the total purchase price of the shares owned by affiliates as of June 30, 2025 and as of December 31, 2024.

	June 30, 2025
$ in thousands, except share amounts	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total Purchase Price
Invesco Realty, Inc.(1)	1,196,923	—	1,197,628	—	1,194,434	1,189,256	—	$120,000
Invesco Advisers, Inc.(2)	—	—	—	—	—	182,121	—	4,636
Members of our board of directors (3)	—	—	—	—	—	33,861	—	866
Total	1,196,923	—	1,197,628	—	1,194,434	1,405,238	—	$125,502
(1) Shares issued to Invesco Realty, Inc. are governed by the terms of the Invesco Subscription Agreement and classified as redeemable common shares on our condensed consolidated balance sheets. See Note 11 - “Redeemable Common Stock - Related Party” for further information.
(2) Shares issued to Invesco Advisers, Inc. are governed by the terms of our Advisory Agreement and classified as redeemable common shares on our condensed consolidated balance sheets. See Note 11 - “Redeemable Common Stock - Related Party” for further information.
(3) Represents shares issued to members of our board of directors, including stock awards under our Share-Based Compensation Plan. Total Purchase Price for stock awards issued under our Share-Based Compensation Plan represents the value of shares issued as equity compensation.

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
11.Redeemable Common Stock - Related Party
Invesco Realty, Inc. (“Invesco Realty”), an affiliate of Invesco, has committed to purchase up to $300.0 million in shares of our common stock (the “Invesco Subscription Agreement”). Invesco has committed to purchase $150.0 million in capital under the Invesco Subscription Agreement in one or more closings through March 23, 2028. We may also call up to $150.0 million in additional capital (for a total of $300.0 million) if needed to avoid triggering any concentration limit imposed by a third party in connection with its distribution or placement of our shares or for purposes of repaying indebtedness drawn on the revolving credit facility. As of June 30, 2025, we had called $120.0 million of the total $300.0 million. The remaining uncalled amount serves as collateral for the revolving credit facility.

Invesco Realty may not submit its shares for repurchase under the share repurchase plan described in Note 12 - “Stockholders’ Equity” until the earlier of March 23, 2028 and the date that our aggregate NAV is at least $1.5 billion. We can only accept a repurchase request from Invesco Realty after all requests from unaffiliated stockholders have been fulfilled. We may elect to repurchase all or any portion of the shares acquired by Invesco Realty at any time at a per share price equal to the most recently determined NAV per share for each class (or another transaction price we believe reflects the NAV per share more appropriately than the prior month’s NAV per share). The Adviser or its affiliate must continue to hold at least $200,000 in shares for so long as Invesco or any affiliate thereof serves as our external adviser.
As discussed in Note 10 - “Related Party Transactions”, our management and performance fees are payable in cash or Class E shares at the option of the Adviser. Because the Adviser may elect to have the Company repurchase shares issued as payment for management fees or performance fees, we classify these shares as redeemable common stock. Class E shares issued to the Adviser as payment for management or performance fees are not subject to the repurchase limits of the Company’s share repurchase plan described in Note 12 - “Stockholders’ Equity,” any lockup period applicable to the Adviser, or any reduction penalty for an early repurchase. The Adviser also has the option to exchange Class E shares issued as payment for management or performance fees for Class S, Class S-1, Class D, Class D-1, Class F, or Class I shares. During the three months ended June 30, 2025, we issued 41,491 Class E shares to the Adviser as payment for management fees payable as of March 31, 2025.
The following tables summarize the changes in redeemable common stock for the six months ended June 30, 2025 and 2024:

$ in thousands	Class S Redeemable Common Stock	Class D Redeemable Common Stock	Class I Redeemable Common Stock	Class E Redeemable Common Stock	Total Redeemable Common Stock
Balance as of December 31, 2024	$37,554	$37,554	$37,565	$38,694	$151,367
Issuance of redeemable common stock	—	—	—	2,814	2,814
Repurchase of redeemable common stock	(7,500)	(7,500)	(7,500)	(7,500)	(30,000)
Adjustment to carrying value of redeemable common stock	(4)	(5)	(1)	170	160
Balance as of March 31, 2025	$30,050	$30,049	$30,064	$34,178	$124,341
Issuance of redeemable common stock	—	—	—	1,062	1,062
Repurchase of redeemable common stock	—	—	—	(148)	(148)
Adjustment to carrying value of redeemable common stock	(23)	(22)	(39)	29	(55)
Balance as of June 30, 2025	$30,027	$30,027	$30,025	$35,121	$125,200

$ in thousands	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total Redeemable Common Stock
Balance as of December 31, 2023	$26,335	$26,335	$26,335	$26,335	$105,340
Issuance of redeemable common stock	—	—	—	—	—
Adjustment to carrying value of redeemable common stock	—	—	—	—	—
Balance as of March 31, 2024	$26,335	$26,335	$26,335	$26,335	$105,340
Issuance of redeemable common stock	—	—	—	145	145
Repurchase of redeemable common stock	(25,000)	(25,000)	(25,000)	(25,000)	(100,000)
Adjustment to carrying value of redeemable common stock	35	35	13	92	175
Balance as of June 30, 2024	$1,370	$1,370	$1,348	$1,572	$5,660
The following tables summarize the changes in our outstanding shares of redeemable common stock shares for the six months ended June 30, 2025 and 2024:

	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total Redeemable Common Stock
Outstanding Shares as of December 31, 2024	1,496,143	1,497,041	1,492,906	1,519,133	6,005,223
Issuance of redeemable common stock	—	—	—	110,485	110,485
Repurchase of redeemable common stock	(299,220)	(299,413)	(298,472)	(293,940)	(1,191,045)
Outstanding Shares as of March 31, 2025	1,196,923	1,197,628	1,194,434	1,335,678	4,924,663
Issuance of redeemable common stock	—	—	—	41,491	41,491
Repurchase of redeemable common stock	—	—	—	(5,792)	(5,792)
Outstanding Shares as of June 30, 2025	1,196,923	1,197,628	1,194,434	1,371,377	4,960,362

	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total Redeemable Common Stock

Outstanding Shares as of December 31, 2023	1,052,487	1,052,487	1,052,487	1,052,464	4,209,925
Issuance of redeemable common stock	—	—	—	—	—
Outstanding Shares as of March 31, 2024	1,052,487	1,052,487	1,052,487	1,052,464	4,209,925
Issuance of redeemable common stock	—	—	—	5,792	5,792
Repurchase of redeemable common stock	(997,920)	(997,921)	(998,825)	(995,972)	(3,990,638)
Outstanding Shares as of June 30, 2024	54,567	54,566	53,662	62,284	225,079
12.Stockholders’ Equity
Stapled Unit Offerings of Preferred and Common Stock
On January 31, 2025, we redeemed all 111 Stapled Units and 117 New Stapled Units issued and outstanding. Each Stapled Unit consists of one share of 12.5% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), one Class S Share, one Class D Share and one Class I Share. Each New Stapled Unit consists of one share of Series A Preferred Stock and one Class S-1 Share. The cash redemption price for each share of stapled common stock was the NAV per share for the applicable share class as of December 31, 2024. Through the redemption of all Stapled Units and New Stapled Units, we redeemed all 228 issued and outstanding shares of our Series A Preferred Stock for approximately $232,000, plus accrued and unpaid dividends. The cash redemption price for each share of Series A Preferred Stock was $1,000. The excess of the consideration transferred over carrying value was accounted for as a deemed dividend and resulted in a reduction of approximately $27,000 in net income (loss) attributable to common stockholders for the six months ended June 30, 2025. Prior to redemption, holders of our Series A Preferred Stock were entitled to receive dividends at an annual rate of 12.5% of the liquidation preference of $1,000 per share or $125.00 per share per annum.
Common Stock
The table below summarizes changes in our outstanding shares of common stock for the six months ended June 30, 2025 and 2024. We did not issue any Class D-1 Shares as of June 30, 2025.

	Six Months Ended June 30, 2025
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total
Total Outstanding Shares as of December 31, 2024	1,502,214	7,226,062	1,499,147	—	4,171,608	1,635,105	8,218,258	24,252,394
Issuance of common stock to unaffiliated stockholders	3,969	3,261,421	8,211	—	1,088,268	8,244	—	4,370,113
Common stock distribution reinvestment	—	98,095	99	—	36,810	1,370	161,371	297,745
Issuance of redeemable common shares(1)	—	—	—	—	—	110,485	—	110,485
Repurchase of common stock	(111)	(21,833)	(111)	—	(8,678)	—	—	(30,733)
Repurchase of redeemable common stock	(299,220)	—	(299,413)	—	(298,472)	(293,940)	—	(1,191,045)
Total Outstanding Shares as of March 31, 2025	1,206,852	10,563,745	1,207,933	—	4,989,536	1,461,264	8,379,629	27,808,959
Issuance of common stock	146,445	3,203,781	—	—	1,542,452	9,001	—	4,901,679
Stock awards(2)	—	—	—	—	—	7,700	—	7,700
Issuance of redeemable common stock(1)	—	—	—	—	—	41,491	—	41,491
Common stock distribution reinvestment	240	133,400	198	—	48,497	1,484	157,380	341,199
Repurchase of common stock	—	(23,808)	—	—	(70,026)	(1,954)	—	(95,788)
Repurchase of redeemable common stock	—	—	—	—	—	(5,792)	—	(5,792)
Total Outstanding Shares as of June 30, 2025(1)	1,353,537	13,877,118	1,208,131	—	6,510,459	1,513,194	8,537,009	32,999,448
(1) Consists of shares issued to an Invesco affiliate for the payment of management fees and performance fees that are classified as redeemable common stock. See Note 11 - “Redeemable Common Stock - Related Party”.
(2) Represents shares issued to independent directors under the Incentive Plan.

	Six Months Ended June 30, 2024
	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Class F Shares	Total
Total Outstanding Shares as of December 31, 2023	1,052,598	1,054,174	1,052,598	1,383,506	1,067,805	—	5,610,681
Issuance of common stock to unaffiliated stockholders	—	1,467,311	—	656,221	57,994	—	2,181,526
Common stock distribution reinvestment	—	21,860	—	8,245	622	—	30,727
Total Outstanding Shares as of March 31, 2024	1,052,598	2,543,345	1,052,598	2,047,972	1,126,421	—	7,822,934
Issuance of common stock	5,757	1,258,476	—	448,043	10,707	4,747,348	6,470,331
Stock awards(1)	—	—	—	—	3,340	—	3,340
Issuance of redeemable common stock(2)	—	—	—	—	5,792	—	5,792
Common stock distribution reinvestment	—	71,248	—	31,704	1,582	—	104,534
Repurchase of common stock	—	—	—	(1,200)		—	(1,200)
Repurchase of redeemable common stock	(997,920)	—	(997,921)	(998,825)	(995,972)	—	(3,990,638)
Total Outstanding Shares as of June 30, 2024	60,435	3,873,069	54,677	1,527,694	151,870	4,747,348	10,415,093
(1) Represents shares issued to independent directors under the Incentive Plan.
(2) Consists of shares issued to an Invesco affiliate for the payment of management fees and performance fees that are classified as redeemable common stock. See Note 11 - “Redeemable Common Stock - Related Party”.

Distributions
We are generally required to distribute at least 90% our taxable income to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Taxable income does not necessarily equal net income as calculated in accordance with U.S. GAAP.
For the three and six months ended June 30, 2025, we declared distributions of $14.3 million and $27.3 million, respectively. We accrued $5.0 million for distributions payable, of which $791,000 was accrued for distributions payable to related parties, in our condensed consolidated balance sheet as of June 30, 2025. For the three and six months ended June 30, 2024, we declared distributions of $7.3 million and $13.6 million, respectively. We accrued $3.8 million for distributions payable, of which $1.0 million was accrued for distributions payable to related parties, in our condensed consolidated balance sheet as of December 31, 2024.
The tables below detail the aggregate distributions declared per share for each applicable class of stock for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30, 2025
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares
Aggregate distribution declared per share	$0.4800	$0.4800	$0.4800	$—	$0.4800	$0.4800	$0.4800
Stockholder servicing fee per share	(0.0046)	(0.0533)	—	—	—	—	—
Net distribution declared per share	$0.4754	$0.4267	$0.4800	$—	$0.4800	$0.4800	$0.4800

	Six Months Ended June 30, 2025
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares
Aggregate distribution declared per share	$0.9800	$0.9800	$0.9800	$—	$0.9800	$0.9800	$0.9800
Stockholder servicing fee per share	(0.0049)	(0.1061)	—	—	—	—	—
Net distribution declared per share	$0.9751	$0.8739	$0.9800	$—	$0.9800	$0.9800	$0.9800

	Three Months Ended June 30, 2024
	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Class F Shares(3)
Aggregate distribution declared per share	$0.7800	$0.7800	$0.7800	$0.7800	$0.7800	$0.7800
Stockholder servicing fee per share	(0.0017)	(0.0529)	—	—	—	—
Net distribution declared per share	$0.7783	$0.7271	$0.7800	$0.7800	$0.7800	$0.7800

	Six Months Ended June 30, 2024
	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Class F Shares(3)
Aggregate distribution declared per share	$1.6400	$1.6400	$1.6400	$1.6400	$1.6400	$0.7800
Stockholder servicing fee per share	(0.0017)	(0.1063)	—	—	—	—
Net distribution declared per share	$1.6383	$1.5337	$1.6400	$1.6400	$1.6400	$0.7800
Share Repurchase Plan
We have adopted a share repurchase plan for our common stock. On a monthly basis, our stockholders may request that we repurchase all or any portion of their shares. We may choose, in our discretion, to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any month, subject to any limitations in the share repurchase plan.

Class F stockholders may not participate in our share repurchase plan until the earlier of (i) the date our NAV reaches $1.5 billion and (ii) March 23, 2028. However, Class F stockholders are entitled to request that we repurchase their shares in the event that there is a Key Person Event or a Material Strategy Change, as such terms are defined in the Class F subscription agreement.

During the three and six months ended June 30, 2025, we fulfilled all requests under the share repurchase plan and repurchased 95,788 and 126,521 shares of common stock for $2.4 million and $3.2 million, respectively. For the three and six months ended June 30, 2024, we repurchased 1,200 shares of common stock for $29,000 and fulfilled all repurchase requests that were made under the share repurchase plan.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan (“DRP”) whereby common stockholders will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. The per share purchase price for shares purchased (including fractional shares) under the distribution reinvestment plan is equal to the transaction price at the time the distribution is payable.

Share-Based Compensation Plan
During the three months ended June 30, 2025, we awarded independent members of our board of directors 7,700 restricted shares of Class E common stock under the terms of our 2023 Equity Incentive Plan (the “Incentive Plan”). The restricted shares vest on the first anniversary of the grant date unless forfeited prior to such date, subject to certain conditions that accelerate vesting. During the three months ended June 30, 2024, we awarded 3,340 restricted shares of Class E common stock that vest on the first anniversary of the grant date unless forfeited under the Incentive Plan. For the three and six months ended June 30, 2025, we recognized $43,000 and $62,000, respectively, of compensation expense related to these awards. For the three and six months ended June 30, 2024, we recognized $20,000 and $37,000, respectively, of compensation expense related to these awards. As of June 30, 2025 and 2024, we had 1,085,971 and 1,093,671 shares of common stock available for future issuance under the Incentive Plan, respectively.
13.Earnings per Common Share
Earnings per share for the three and six months ended June 30, 2025 and 2024 is computed as presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except share and per share amounts	2025	2024	2025	2024
Net income (loss) available to common stockholders	$8,287	$3,620	$19,922	$8,300

Weighted average common shares outstanding	31,307,099	10,729,623	29,281,449	8,956,409
Effect of dilutive restricted stock awards	27	28	52	306
Diluted weighted average common shares outstanding	31,307,126	10,729,651	29,281,501	8,956,715
Earnings (loss) per share:
Basic	$0.26	$0.34	$0.68	$0.93
Diluted	$0.26	$0.34	$0.68	$0.93
14.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of June 30, 2025, we had unfunded commitments of $304.9 million for certain of our commercial real estate loan investments. The unfunded commitments consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the weighted average remaining term of the related loans of 1.81 years.
We have also committed to pay counterparty legal, diligence and other fees in connection with new financing facilities in the ordinary course of business.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, the Company was not involved in any material legal proceedings.

15.Segment Reporting

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

16.Subsequent Events
Stockholders’ Equity
Subsequent to June 30, 2025, we issued the following shares of common stock:

$ in thousands except share amounts	Shares Issued to Third Parties	Shares Issued to Affiliates(1)(2)	DRP Shares(3)
Class S	20,686	—	250
Class S-1	2,194,519	—	53,917
Class D	—	—	67
Class D-1	—	—	—
Class I	983,178	—	19,793
Class E	8,166	54,719	537
Class F	—	—	53,033
Total	3,206,549	54,719	127,597

Total net proceeds(4)	$80,564	$—	$3,240
(1)Affiliates include related parties discussed in Note 10 - “Related Party Transactions”.
(2)Includes 52,637 Class E shares issued to our Adviser as payment for management fees of $1.3 million and 2,082 Class E shares issued as equity compensation to an independent director in an amount equal to $53,000, both of which are excluded from Total net proceeds.
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
Forward Looking Statements
This Quarterly Report may include statements that constitute “forward-looking statements” within the meaning of the United States securities laws and the Private Securities Litigation Reform Act of 1995, and such statements are intended to be covered by the safe harbor provided by the same. These forward-looking statements may include statements about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, distributions, repurchases plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “project,” “forecast” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements, although not all forward-looking statements may contain such words.
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
Factors Impacting Our Operating Results
Our operating results can be affected by a number of factors and depend on loan origination activity, interest earned on the commercial loan investments held in the portfolio, interest paid on the borrowing facilities of the portfolio and changes in the fair value of our commercial real estate loan investments and our borrowings. Our net interest income varies primarily as a result of the number of loan originations in the period, the timing of entering into new borrowing arrangements, repayments from the borrower of the outstanding principal balance of our loan assets during the period, and changes in benchmark interest rates and market spreads. Market spreads vary according to the type of investment or borrowing, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.
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
We have elected the fair value option for our commercial real estate loan investments, real estate-related securities, secured lending and term lending agreements (collectively, our secured financing facilities), our revolving credit facility, and our collateralized loan obligations. The fair value of our commercial real estate loans can be impacted by changes in credit spread premiums (yield advantage over a benchmark rate) and the supply of, and demand for, assets in which we invest.
Operating results can also be impacted by foreign currency risk from investments denominated in currencies other than the U.S. dollar (“USD”). We hedge the non-USD exposure in the portfolio via forward contracts with the goal to mitigate foreign currency impacts to the portfolio.
Market Conditions
For the quarter ended June 30, 2025, the Company originated seven commercial real estate loans with an aggregate total loan commitment amount of $705.5 million and a spot coupon of 11.09% based on the weighted average interest rate on our net committed equity position as of June 30, 2025.
The portfolio saw a slight increase in weighted average net spread, going from 6.82% in the first quarter 2025 to 6.87% in the second quarter 2025. The weighted average interest rate spread on our net committed equity position is comprised of the difference between the spread on our commercial real estate loans applied to the committed loan amounts less the spread on our borrowings applied to the total financing. This difference is divided by our net committed equity position. The weighted average interest rate is the spread combined with the applicable benchmark rate (in effect on June 30, 2025) after considering any impact of the interest rate floor.
The start of the quarter began with shifts in tariff policies resulting in a period of market volatility, particularly in public equities and fixed income markets. Commercial mortgage-backed securities (“CMBS”) and corporate spreads saw a sharp increase in early April related to Liberation Day volatility, and, although there has been some normalization, CMBS spreads as of quarter-end remained slightly wider than in the first quarter. Additionally, there was an increase in competition among private debt lenders during the second quarter which translated into spread compression within 0.05% to 0.10% on floating rate debt. U.S. commercial real estate transaction volume is estimated to have risen 5.00% to 8.00% in second quarter of this year from the first quarter, reflecting improved sentiment and macroeconomic conditions.
As of June 30, 2025, the Federal Reserve has held interest rates steady between 4.25% and 4.50% since December 2024 while the European Central Bank cut interest rates another 0.25% to 2.00%. Management is continuing to monitor inflation trends (especially considering tariff policy shift) and impacts to central banks’ policies during the second half of the year.
Outlook
We expect that the competitive landscape will normalize over the next two years, with increasing competition from debt funds and higher levels of bank lending. We expect credit spreads to continue to tighten due to increased competition among debt funds, which has been offset somewhat by a decrease in cost of capital from secured financing facilities. Tightening spreads on whole loan originations may result in positive impacts to valuations as well as negative impact to interest and spot coupon rates to varying degrees. Spreads on our secured financing facilities tend to move directionally with spread movement on whole loans creating a reverse and potentially offsetting impact.
While some larger banks may increase lending activity as loans are repaid, many small and regional banks will likely continue to struggle with the large volume of loans made when interest rates were low. Loans made prior to the Federal Reserve’s rate increases starting in 2022 likely lost value, and lenders are still working through loans originated during the time of peak real estate values. We will continue to monitor the competitive landscape and prioritize credit discipline, and expect to continue to benefit from a relatively new loan portfolio with originations beginning in 2023.
We believe the Company is well positioned to benefit from a prudently managed portfolio and a disciplined investment approach. Our “credit-over-yield” philosophy should allow us to provide durable current income to stockholders while seeking to manage risk during the current market environment. We believe private credit assets secured by commercial real estate remain appealing for several reasons, including historically attractive long-term risk-adjusted returns compared to both fixed income and equity alternatives, security in the capital stack at reset values, downside protection afforded by asset-backed lending, and limited correlation with other fixed income investments.
Q2 2025 Highlights
Capital Activity and Distributions
•Declared monthly net distributions totaling $14.3 million for the quarter ended June 30, 2025.
•Raised $118.8 million of net proceeds from the sale of our common stock through our Continuous Offering during the quarter ended June 30, 2025.
Investments
•Originated six floating rate senior commercial real estate loans in the United States with a total commitment amount of $488.8 million and total outstanding principal amount of $464.7 million as of June 30, 2025, including self-storage, student housing, multifamily and industrial properties.
•Originated a $216.7 million (£158.0 million) floating rate senior commercial real estate loan secured by a portfolio of logistics warehouses located in the United Kingdom.
•We purchased $9.8 million in real estate-related securities during the three months ended June 30, 2025.
Financing Activity
•Financed a pool of loans and loan participations from our existing loan portfolio through a managed CLO, contributing $1.2 billion of commercial real estate loan investments into the CLO, issuing $1.2 billion of Secured Notes and Income Notes and retaining $219 million of the CLO, consisting of Classes D, E, F, and G and the Income Notes.
•Repaid $342.8 million to our secured financing facilities for the three months ended June 30, 2025.

Financial Condition
Investment Activities
We commenced investing in domestic commercial real estate loans in May 2023 and in European loans in September 2024. As of June 30, 2025, we originated 63 commercial real estate loans with a fair value of $3.6 billion. We elected the fair value option for our commercial real estate loan investments and, accordingly, recognize any origination costs or fees associated with the loans in the period of origination. Our domestic loan investments earn interest at Term SOFR plus a spread and had a weighted average interest rate of 7.22% as of June 30, 2025. Our European loans earn interest at either three-month Euribor or three-month SONIA and had a weighted average interest rate of 6.65% at June 30, 2025. During the three months ended June 30, 2025, we earned $55.2 million of interest income on these loans.
The following table details overall statistics for our loan portfolio as of June 30, 2025, December 31, 2024, and June 30, 2024:

$ in thousands	June 30, 2025	December 31, 2024	June 30, 2024
Number of investments	63	46	22
Principal balance	$3,546,862	$2,390,362	$1,119,807
Fair value	$3,550,378	$2,391,078	$1,121,010
Unfunded loan commitments(1)	$304,927	$298,266	$258,764
Weighted-average interest rate(2)	7.13%	7.38%	8.41%
Weighted-average maximum maturity (years)(3)	4.0	4.3	4.5
Origination loan-to-value (LTV)(4)	63%	63%	62%
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
(4)    LTV is generally based on the initial loan amount and the independent property appraisals at the time of origination.
The following charts illustrate the diversification and composition of our loan portfolio based on fair value as of June 30, 2025:
The following table details our loan activity:

	Three Months Ended	Six Months Ended
$ in thousands	June 30, 2025	June 30, 2025
Loan originations	$678,334	$1,047,067
Loan fundings	57,119	73,092
Loan repayments and sales	—	—
Total net fundings	$735,453	$1,120,159

The following table provides details of our loan portfolio, on a loan-by-loan basis, as of June 30, 2025:

$ in thousands
Metropolitan Statistical Area	Property Type	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Current Maturity	Maximum Maturity(3)
Phoenix	Industrial	05/17/2023	7.66%	$136,000	$124,719	$124,913	6/9/2026	6/9/2028
San Jose	Multifamily	05/31/2023	7.47%	41,700	41,700	41,700	6/9/2026	6/9/2028
New York (4)	Multifamily	07/26/2023	7.42%	73,600	73,600	73,600	8/9/2026	8/9/2028
Los Angeles	Multifamily	08/04/2023	7.42%	85,180	81,037	81,037	8/9/2025	8/9/2028
Miami	Industrial	08/25/2023	7.67%	42,676	36,700	36,700	9/9/2025	9/9/2028
Richmond	Industrial	09/25/2023	7.66%	38,300	35,363	35,418	10/9/2025	10/9/2028
Atlanta	Industrial	11/06/2023	7.66%	92,950	87,206	87,340	11/9/2025	11/9/2028
Dallas	Multifamily	12/07/2023	7.12%	70,000	65,750	65,750	12/9/2026	12/9/2028
Seattle	Multifamily	12/12/2023	7.27%	68,500	68,500	68,500	12/9/2026	12/9/2028
New York (5)	Multifamily	12/21/2023	7.32%	22,500	22,500	22,545	12/9/2026	12/9/2028
Houston	Multifamily	01/24/2024	7.32%	61,500	61,000	61,122	2/9/2027	2/9/2029
New York	Multifamily	02/08/2024	7.32%	120,000	76,865	77,019	2/9/2027	2/9/2029
Orange County	Multifamily	03/05/2024	7.47%	56,600	56,520	56,520	3/9/2027	3/9/2029
Los Angeles	Multifamily	03/28/2024	7.32%	45,000	41,535	41,618	4/9/2026	4/9/2029
Los Angeles	Multifamily	04/12/2024	7.37%	66,050	61,722	61,845	4/9/2027	4/9/2029
New York	Multifamily	05/02/2024	7.32%	150,000	74,600	74,668	5/9/2027	5/9/2029
Fort Worth	Multifamily	05/15/2024	7.22%	22,500	21,775	21,775	6/9/2026	6/9/2029
Fort Worth	Multifamily	05/15/2024	7.22%	23,650	23,500	23,500	6/9/2026	6/9/2029
Orange County	Industrial	05/31/2024	7.17%	47,275	43,740	43,799	6/9/2027	6/9/2029
Dallas	Multifamily	06/07/2024	7.12%	40,740	37,869	37,903	6/9/2027	6/9/2029
San Francisco	Multifamily	06/17/2024	6.97%	33,500	30,940	31,019	7/9/2027	7/9/2029
Jacksonville	Multifamily	06/28/2024	7.42%	40,350	39,184	39,184	7/9/2027	7/9/2029
Various U.S.	Self-Storage	07/10/2024	7.52%	42,448	41,813	41,817	8/9/2027	8/9/2029
Houston	Multifamily	07/24/2024	7.22%	50,750	49,750	49,756	8/9/2026	8/9/2029
Tampa	Multifamily	08/01/2024	7.02%	41,750	41,750	41,755	8/9/2027	8/9/2029
Dallas	Multifamily	08/01/2024	7.17%	44,000	44,000	44,005	8/9/2026	8/9/2029
Las Vegas	Industrial	08/20/2024	7.12%	55,515	53,325	53,408	9/9/2027	9/9/2029
Various U.S.	Self-Storage	08/27/2024	7.52%	11,267	10,592	10,594	9/9/2027	9/9/2029
Washington D.C.	Multifamily	08/28/2024	7.07%	101,000	98,858	98,927	9/9/2027	9/9/2029
Various U.S.	Industrial	08/30/2024	7.72%	83,500	77,766	77,801	9/9/2027	9/9/2029
Various U.S.	Industrial	09/12/2024	7.07%	128,010	122,575	122,820	10/9/2027	10/9/2029
Various U.S.	Industrial	09/13/2024	7.07%	47,881	47,881	47,977	10/9/2027	10/9/2029
Europe	Industrial	09/26/2024	5.54%	107,448	107,448	107,526	10/9/2027	10/9/2028
Europe	Industrial	09/26/2024	5.96%	95,998	95,998	96,069	10/9/2027	10/9/2028
Bristol, United Kingdom	Industrial	09/26/2024	7.48%	113,827	113,827	114,070	10/9/2027	10/9/2028
Tacoma	Self-Storage	10/08/2024	7.52%	13,356	13,054	13,058	10/9/2027	10/9/2029
Gainesville	Self-Storage	10/08/2024	7.52%	7,030	6,914	6,916	10/9/2027	10/9/2029
Lynchburg	Self-Storage	10/08/2024	7.52%	14,225	13,637	13,641	10/9/2027	10/9/2029
Los Angeles	Multifamily	10/10/2024	7.17%	22,545	20,776	20,822	10/9/2026	10/9/2029
Washington D.C.	Multifamily	10/15/2024	7.02%	98,900	97,570	97,654	10/9/2027	10/9/2029
San Jose (6)	Industrial	10/31/2024	12.07%	30,000	21,145	21,145	10/31/2027	10/31/2029
New York (7)	Multifamily	12/06/2024	7.07%	61,897	61,397	61,520	12/9/2027	12/9/2029
Orange County	Industrial	12/13/2024	7.27%	67,832	54,411	54,513	1/9/2028	1/9/2030
Riverside	Industrial	12/17/2024	7.52%	58,092	48,182	48,272	1/9/2028	1/9/2030
Ft Lauderdale	Self-Storage	12/18/2024	7.52%	14,251	13,384	13,391	1/9/2028	1/9/2030
Chicago	Industrial	12/20/2024	7.27%	31,802	30,415	30,473	1/9/2028	1/9/2030
Austin	Industrial	01/16/2025	7.37%	26,042	22,306	22,350	2/9/2028	2/9/2030
Raleigh	Student Housing	01/30/2025	7.02%	43,460	39,330	39,416	2/9/2027	2/9/2030
Baton Rouge	Student Housing	02/06/2025	7.02%	29,500	22,750	22,800	2/9/2027	2/9/2030
Columbia	Student Housing	02/06/2025	7.02%	29,750	25,491	25,547	2/9/2027	2/9/2030
Portland	Multifamily	02/13/2025	7.02%	60,165	59,483	59,624	3/9/2027	3/9/2030
Austin	Student Housing	02/19/2025	7.02%	49,943	45,363	45,462	3/9/2027	3/9/2030
Eugene	Student Housing	02/19/2025	7.02%	73,053	64,300	64,441	3/9/2027	3/9/2030
Knoxville	Student Housing	02/20/2025	7.02%	98,290	80,500	80,714	3/9/2027	3/9/2030
Minneapolis	Self-Storage	03/11/2025	7.42%	7,475	6,984	6,965	4/9/2028	4/9/2030
Philadelphia	Self-Storage	03/11/2025	7.42%	6,715	6,153	6,136	4/9/2028	4/9/2030

$ in thousands
Metropolitan Statistical Area	Property Type	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Current Maturity	Maximum Maturity(3)
Athens	Student Housing	04/01/2025	6.82%	22,000	20,118	20,156	4/9/2027	4/9/2030
Athens	Student Housing	04/01/2025	6.82%	27,200	22,866	22,909	4/9/2027	4/9/2030
New York	Multifamily	04/15/2025	6.67%	25,682	21,332	21,338	5/9/2028	5/9/2030
Boston	Self-Storage	05/19/2025	7.17%	9,276	8,750	8,772	6/9/2028	6/9/2030
Portland	Multifamily	05/21/2025	6.72%	50,110	50,110	50,110	6/9/2027	6/9/2030
Various U.S.	Industrial	06/09/2025	6.62%	354,550	341,550	341,550	6/9/2028	6/9/2030
London, United Kingdom	Industrial	06/17/2025	7.07%	216,683	216,683	216,683	7/10/2027	7/10/2028
			7.13%	$3,851,789	$3,546,862	$3,550,378
(1)Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. Domestic loans earn interest at the one-month Term SOFR plus a spread. Euro denominated loans earn interest at three-month Euribor plus a spread. Our loan denominated in British pound sterling earns interest at three-month SONIA plus a spread.
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
(6)This loan is a mezzanine loan.
(7)The total whole loan is $61.9 million, including (i) a senior mortgage loan of $49.5 million and (ii) a mezzanine note of $12.4 million.
Significant Borrowers/Sponsors
As of June 30, 2025, we have invested in 63 commercial real estate loans with a fair value of $3.6 billion. Our portfolio consists of the following significant borrowers or sponsors:

$ in thousands
Counterparty	Loan Count	Fair Value	% of Loan Portfolio
Sponsor A(1)	8	$375,965	11%
Sponsor B - Facility I(2)	6	$252,815	7%
Sponsor B - Facility II(2)	9	$121,290	3%
Sponsor B - Facility III(2)	7	$240,731	7%
Borrower A	1	$341,550	10%
(1) These loans are affiliated with a single institutional investment manager as of June 30, 2025.
(2) Within each of the three Facilities, the individual loans may have separate borrowers but are cross-collateralized and cross-defaulted. The loans are not cross collateralized or cross defaulted across Facilities, however, and the credit exposure of each Facility’s loans is contained within its distinct Facility.
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
Our loan portfolio had a weighted-average loan risk rating of 2.8 as of June 30, 2025 and 2.8 as of December 31, 2024.

Real Estate-Related Securities
As of June 30, 2025, our liquid real estate-related securities portfolio consisted of investments in commercial mortgage-backed securities (“CMBS”). We did not hold real estate-related securities as of December 31, 2024. The following table details overall statistics for our investments in real estate-related securities as of June 30, 2025:

$ in thousands	June 30, 2025
Number of investments	7
Principal balance	$9,814
Amortized cost	$9,743
Fair value	$9,763
Period-end weighted average yield	6.22%
Weighted average maturity date	August 2037
Financing and Other Liabilities
We finance the majority of our commercial real estate loan portfolio through collateralized loan obligations and secured financing facilities, which are structured as repurchase agreements and term lending agreements.
Pursuant to our fair value option election described in the notes to our financial statements, we mark to market assets and liabilities associated with our financing arrangements for financial reporting purposes. Certain of our financing arrangements, however, are not contractually subject to credit or capital markets mark-to-market provisions with respect to margin call rights (i.e. liability repayment) and are referred in the below table as “Non-Mark-to-Market” financing arrangements.
We utilize a revolving line of credit as a short-term cash management tool to pay fees and expenses and bridge portfolio-level financing arrangements. Our revolving line of credit bears interest at a one-month Term SOFR plus a spread and had a weighted average borrowing rate of 7.20% as of June 30, 2025.
The table below summarizes our financing liabilities as of June 30, 2025(1). These facilities charge interest at one-month Term SOFR plus a spread for our USD denominated borrowings, three-month Euribor plus a spread for our Euro denominated borrowings, and three-month SONIA plus a spread for our British pound sterling denominated borrowings. Secured financing facilities had a weighted average borrowing rate of 6.03% as of June 30, 2025.

$ in thousands	Non-/Mark-to-Market	Maximum Facility Size	Amount Outstanding	Available Balance

Collateralized Loan Obligations
INCREF 2025-FL1	Non-Mark-to-Market	$998,234	$998,234	$—

Term Lending Agreement
INCREF Lending II	Non-Mark-to-Market	300,000	147,673	152,327

Secured Lending Agreements
Term Financing
INCREF Lending I	Non-Mark-to-Market	837,517	730,042	107,475

Repurchase Agreements
Morgan Stanley Bank	Mark-to-Market	500,000	330,876	169,124
Citibank	Mark-to-Market	500,000	427,164	72,836
Barclays	Mark-to-Market	500,000	—	500,000
Wells Fargo	Mark-to-Market	300,000	104,452	195,548
Bank of Montreal	Mark-to-Market	25,000	—	25,000
Capital One	Mark-to-Market	250,000	86,641	163,359
		$4,210,751	$2,825,082	$1,385,669

Revolving Credit Facility		$162,000	$—	$162,000
(1)    See Note 5 - “Borrowings” and Note 6 — “Collateralized Loan Obligations” for important footnotes to the borrowings table and other disclosures.

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
As of June 30, 2025, we were in compliance with the covenants of our financing facilities.
On May 7, 2025, the Company entered into a CLO, contributing $1.2 billion of commercial real estate loan investments into the CLO and issuing $1.2 billion of notes. The Company retained $219 million of the CLO. The rated notes bear interest at Term SOFR plus a spread and will mature at par on the payment date in October 2042, unless redeemed or repaid prior thereto. The proceeds from the issuance, after payment of certain fees and expenses, were primarily used to repay amounts owed to certain repurchase agreement facility lenders, creating $879 million in available warehouse capacity at that date.

The table below summarizes our collateralized loan obligations as of June 30, 2025.

	Facility				Collateral
$ in thousands	Term	Weighted Average Interest Rate(1)	Amount Outstanding	Fair Value	Count	Principal Balance Outstanding	Fair Value
INCREF 2025-FL1	Oct 2042	6.27%	$998,234	$1,001,129	30	$1,217,359	$1,220,104
Total			$998,234	$1,001,129	30	$1,217,359	$1,220,104

(1)    Represents the weighted average interest rate in effect as of June 30, 2025.

Results of Operations
For the three and six months ended June 30, 2025 and 2024, our results of operations consisted of:

	Three Months Ended June 30,			Six Months Ended June 30,
$ in thousands except per share amount	2025	2024	$ Change	2025	2024	$ Change
Net Interest Income
Commercial real estate loan interest income	$55,221	$20,415	$34,806	$102,062	$35,555	$66,507
Real estate related-securities interest income	50	—	50	50	—	50
Other interest income	1,059	587	472	2,034	828	1,206
Interest expense	(37,323)	(13,843)	(23,480)	(68,620)	(24,249)	(44,371)
Net interest income	19,007	7,159	11,848	35,526	12,134	23,392

Other Income (Expense)
Unrealized gain (loss) on loans, net	26,414	285	26,129	39,094	1,203	37,891
Unrealized gain (loss) on real estate-related securities, net	20	—	20	20	—	20
Unrealized gain (loss) on secured financing facilities, net	(20,681)	(199)	(20,482)	(29,155)	(922)	(28,233)
Unrealized gain (loss) on collateralized loan obligations, net	(5,153)	—	(5,153)	(5,153)	—	(5,153)
Gain (loss) on derivative instruments, net	(5,362)	—	(5,362)	(7,542)	—	(7,542)
Gain (loss) on foreign currency transactions, net	(117)	—	(117)	(108)	—	(108)
Commitment fee income, net of related party expense of $3,246, $5,365, $2,120 and $3,518 for the three and six months ended June 30, 2025 and 2024, respectively	3,459	2,120	1,339	5,578	3,518	2,060
Other income	290	249	41	579	350	229
Total other income (expense), net	(1,130)	2,455	(3,585)	3,313	4,149	3,313

Expenses
Management and performance fees - related party	1,838	952	886	3,668	1,302	2,366
Debt issuance and other financing costs related to borrowings, at fair value	5,478	3,221	2,257	10,394	3,690	6,704
Organizational costs	—	14	(14)	2	19	(17)
General and administrative	2,274	1,800	474	4,824	2,958	1,866
Total expenses	9,590	5,987	3,603	18,888	7,969	10,919

Net income (loss)	$8,287	$3,627	$4,660	$19,951	$8,314	$11,637
Dividends to preferred stockholders	—	(7)	7	(2)	(14)	12
Issuance and redemption costs of redeemed preferred stock	—	—	—	(27)	—	(27)
Net income (loss) attributable to common stockholders	$8,287	$3,620	$4,667	$19,922	$8,300	$11,622

Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$0.26	$0.34	$(0.08)	$0.68	$0.93	$(0.25)
Diluted	$0.26	$0.34	$(0.08)	$0.68	$0.93	$(0.25)
Weighted average number of shares of common stock
Basic	31,307,099	10,729,623	20,577,476	29,281,449	8,956,409	20,325,040
Diluted	31,307,126	10,729,651	20,577,475	29,281,501	8,956,715	20,324,786

(1) Net income in the above table differs from comprehensive income in the condensed consolidated statements of comprehensive income due to the currency translation adjustment of $123,000 and $149,000 for the three and six months ended June 30, 2025, respectively. The currency translation adjustment represents gains or losses from converting consolidated foreign subsidiaries' financial statements into the parent company's reporting currency for financial reporting purposes. These amounts do not result from operations and are not reflected above in net income.
Net Income (Loss) attributable to Common Stockholders
Net income (loss) attributable to common stockholders increased by $4.7 million during the three months ended June 30, 2025, and increased by $11.6 million during the six months ended June 30, 2025, as compared to June 30, 2024. We originated seven and 17 loans during the three and six months ended June 30, 2025, compared to eight and 12 loan originations during the three and six months ended June 30, 2024. The increase across both periods was primarily due to the increase in the number of commercial real estate loan originations during the period, which resulted in an increase in net interest income and commitment fee income, net of related party expenses, as compared to June 30, 2024, as illustrated in the table above.
Net Interest Income
Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2025	2024	2025	2024
Average earning assets(1)	$3,150,182	$1,006,322	$2,911,215	$873,637
Average earning assets yield(2)	7.02%	8.11%	7.02%	8.14%
(1)    Average earning assets are based on weighted month-end balances.
(2)    Average earning asset yield is calculated by dividing interest income by average earning assets. All yields are annualized. Average earning assets yield decreased compared to the prior period due to a combination of reduced benchmark rates and reduced pricing on our commercial real estate loan investments.
Interest Expense
The tables below present information related to our borrowings and cost of funds for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
$ in thousands	Average Borrowings(1)	Interest Expense	Average Cost of Funds(2)	Maximum Borrowings(3)	Average Borrowings(1)	Interest Expense	Average Cost of Funds(2)	Maximum Borrowings(3)
Secured financing facilities	$1,780,171	$27,506	6.18%	$2,182,240	$767,624	$13,689	7.13%	$848,832
Revolving credit agreement	—	—	—%	—	6,333	154	9.70%	10,000
Collateralized loan obligations	995,910	9,817	5.91%	995,976	—	—	—%	—
Total	$2,776,081	$37,323	6.08%	$3,178,216	$773,957	$13,843	7.15%	$858,832

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
$ in thousands	Average Borrowings(1)	Interest Expense	Average Cost of Funds(2)	Maximum Borrowings(3)	Average Borrowings(1)	Interest Expense	Average Cost of Funds(2)	Maximum Borrowings(3)
Secured financing facilities	$1,911,815	$58,578	6.13%	$2,182,240	$659,063	$23,823	7.23%	$848,832
Revolving credit agreement	6,221	225	7.25%	135,000	12,500	426	6.82%	38,000
Collateralized loan obligations	995,910	9,817	5.91%	995,976	—	—	—%	—
Total	$2,913,946	$68,620	6.06%	$3,313,216	$671,563	$24,249	7.22%	$886,832
(1) Average borrowings are based on weighted month-end balances. Average borrowings increased to finance new investments which grew correspondingly during the period.
(2)    Average cost of funds is calculated by dividing annualized interest expense by average borrowings. Average cost of funds decreased compared to the prior period due to a combination of reduced benchmark rates and reduced pricing on our secured financing facilities.

(3)    Amount represents the maximum borrowings at each month-end within the period.
Other Income (Expense), Net
For the three and six months ended June 30, 2025, we did not observe material changes in the collateral risks in our portfolio. We compared the features of our loans to the interest rates and terms required by lenders in the new loan origination market for similar loans, and the yield required by investors acquiring similar loans in the secondary market. We also compared current market and collateral conditions to those present at origination or acquisition. Similarly, for our secured financing facilities, we reviewed market interest rates, which reflect estimates for how lenders would price equivalent loans for the remaining terms, for similar borrowing agreements with comparable loan-to-value ratios and credit profiles.
Unrealized gain (loss) on loans, net, was a net gain of $26.4 million and $39.1 million during the three and six months ended June 30, 2025, respectively, comprised of a net unrealized gain of $935,000 and $2.8 million, respectively, related to fair value marks in the period and an unrealized foreign exchange gain of $25.5 million and $36.4 million, respectively, relating to foreign exchange rate movements on our non-U.S. dollar denominated commercial real estate loan investments and intercompany loans used to fund loan investments in certain foreign jurisdictions. For the three and six months ended June 30, 2024, unrealized gain (loss) on loans, net was a net gain of $285,000 and $1.2 million, respectively, related to the fair value marks in the period on the portfolio. There were no foreign exchange gains or losses in the three and six months ended June 30, 2024, as there were no foreign currency-denominated loans in the portfolio in the comparative period.
Unrealized gain (loss) on secured financing facilities, net was a net loss of $20.7 million and $29.2 million during the three and six months ended June 30, 2025, respectively, comprised of a net unrealized loss of $277,000 and $82,000, respectively, related to fair value marks in the period and unrealized foreign exchange losses of $20.4 million and $29.1 million, respectively, from foreign exchange rate movements on our non-U.S. dollar secured financing facilities. For the three and six months ended June 30, 2024, unrealized gain (loss) on secured financing facilities, net was a net loss of $199,000 and $922,000, respectively, related to the fair value marks in the period. There were no foreign exchange gains or losses in the three and six months ended June 30, 2024 as there were no foreign currency-denominated borrowings in the comparative period.
Unrealized gain (loss) on collateralized loan obligations, net was a net loss of $5.2 million for both the three and six months ended June 30, 2025. As the Company entered into the related CLO in the current period, there were no unrealized gains or losses on collateralized loan obligations in the three and six months ended June 30, 2024.
We enter into currency forward contracts to help mitigate the impact of changes in foreign currency exchange rates on our investments and financing transactions denominated in currencies other than the United States dollar. Despite being economic hedges, we have elected not to treat our foreign currency forwards as hedges for accounting purposes and, therefore, the realized and unrealized gains and losses associated with such instruments are included in gain (loss) on derivative instruments, net and may not fully offset the foreign exchange gains and losses on the loans and secured financing facilities. For the three and six months ended June 30, 2025, we recorded an unrealized loss on currency forward contracts of $5.4 million and $7.7 million, respectively.

Borrowers pay a commitment fee that is calculated as a percent of the whole loan on a fully-funded basis, as determined by the Adviser at the time of origination. We pay our Adviser 50% (not to exceed 0.5% of the whole loan amount on a fully-funded basis) of any commitment fee charged to borrowers in connection with each new loan. We recognize commitment fees immediately in earnings because we elected the fair value option for our loan investments. For the three and six months ended June 30, 2025, respectively, we earned approximately $3.5 million and $5.6 million of commitment fee income, after related party expenses, and $290,000 and $579,000 of other income on our loan investments. We originated seven and 17 loans during the three and six months ended June 30, 2025, compared to eight and 12 loan originations during the three and six months ended June 30, 2024.
Expenses
Our expenses for the three and six months ended June 30, 2025 totaled $9.6 million and $18.9 million, respectively, and primarily consisted of management and performance fees, debt issuance and other financing costs, and general and administrative expenses. Expenses increased by $3.6 million and $10.9 million as compared to the three and six months ended June 30, 2024, due to the increase in the Company’s business activities since June 30, 2024. The number of commercial real estate loan investments had increased to 63 at June 30, 2025 from 22 at June 30, 2024.

Management fees and performance fees began to accrue on March 1, 2024. Management fees are accrued monthly and paid quarterly in arrears and performance fees are paid annually. The management fee is based on our NAV and is paid to the Adviser as compensation for services provided under the Advisory Agreement. The performance fee is based on Performance

Fee Income, as defined in our Advisory Agreement. We will not pay the Adviser a performance fee with respect to any class of shares that has a negative total return per share for the calendar year. Total return is determined based on total distributions plus the change in NAV. During the three and six months ended June 30, 2025, we incurred management fees of $1.3 million and $2.4 million and performance fees of $490,000 and $1.3 million, respectively, compared to management fees of $307,000 and $452,000 and performance fees of $645,000 and $850,000, incurred in the three and six months ended June 30, 2024, respectively.

We expense debt issuance costs as incurred because we elected the fair value option for our secured financing facilities and revolving credit facility. When we incur debt issuance costs prior to a debt facility closing, we expense the costs as incurred if we intend to elect the fair value option to account for the debt facility and the closing is probable as of the balance sheet date. Our debt issuance and other financing costs primarily consist of upfront lender fees and legal costs directly associated with entering into our debt facilities. For the three and six months ended June 30, 2025, debt issuance and other financing costs increased by $2.3 million and $6.7 million, respectively, as compared to the three and six months ended June 30, 2024 due to increased business activity and current period CLO financing. For the three and six months ended June 30, 2025, average secured financing facilities borrowings were $1.8 billion and $1.9 billion, respectively, as compared to $767.6 million and $659.1 million for the three and six months ended June 30, 2024, respectively.
Our general and administrative expenses primarily consisted of accounting, auditing, legal and other professional fees. Our general and administrative expenses for the three and six months ended June 30, 2025 increased by $474,000 and $1.9 million, respectively, as compared to the three and six months ended June 30, 2024. The increase is primarily due to accounting, legal and other professional fees reflective of the increase in activity over the comparative period.
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

The following table details the major components of our NAV as of June 30, 2025 and December 31, 2024:

$ in thousands, except share data	June 30, 2025	December 31, 2024
Commercial real estate loan investments, at fair value	$3,550,378	$2,391,078
Real estate-related securities, at fair value	9,763	—
Cash and cash equivalents	100,859	80,221
Restricted cash	23,058	19,813
Interest receivable	15,204	12,600
Derivative assets, at fair value	—	4,064
Other assets(1)	1,816	332
Unamortized debt costs	15,437	5,780
Secured lending agreements, at fair value	(1,679,778)	(1,720,350)
Term lending agreement, at fair value	(147,732)	(134,518)
Collateralized loan obligations, at fair value	(1,001,129)	—
Interest payable	(8,851)	(8,344)
Derivative liabilities, at fair value	(3,590)	—
Dividends and distributions payable	(5,033)	(3,765)
Accounts payable, accrued expenses and other liabilities	(25,863)	(23,159)
Due to affiliates(2)	(9,504)	(8,756)
Preferred stock liquidation preference	—	(228)
Net asset value	$835,035	$614,768
Number of outstanding shares(3)	32,999,448	24,252,394
(1)    Other assets include $1.1 million of prepaid expenses, $0.2 million of deferred offering costs, and $0.5 million related to the elimination of the impact of the net mark-to-market on retained CLO interests as of June 30, 2025. As of December 31, 2024, other assets include $94,000 of prepaid expenses, excluding $86,000 of certain prepaid expenses advanced by the Adviser, and $238,000 of deferred offering costs.
(2)    Excludes (i) amounts advanced by the Adviser of $12.5 million and $14.2 million for organizational, offering and operating expenses as of June 30, 2025 and December 31, 2024, respectively and (ii) accrued stockholder servicing fees not currently payable to the Dealer Manager of $15.9 million and $8.4 million as of June 30, 2025 and December 31, 2024, respectively.
(3)    Includes 4,960,362 and 6,005,223 shares of common stock held by an Invesco affiliate that are classified as redeemable common stock as of June 30, 2025 and December 31, 2024, respectively.
The following table provides a breakdown of our total NAV and NAV per share by class as of June 30, 2025:

$ in thousands, except per share data	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Class F Shares	Total
Net asset value	$33,881	$348,703	$30,217	$163,371	$38,754	$220,109	$835,035
Number of outstanding shares(1)	1,353,537	13,877,118	1,208,131	6,510,459	1,513,194	8,537,009	32,999,448
NAV Per Share(2)	$25.03	$25.13	$25.01	$25.09	$25.61	$25.78
(1) Includes 1,196,923 Class S shares, 1,197,628 Class D shares, 1,194,434 Class I shares and 1,371,377 Class E shares that are classified as redeemable common stock.
(2)    As of June 30, 2025, we had not sold any Class D-1 shares.

Reconciliation of Stockholders’ Equity to NAV

NAV is not a measure used under generally accepted accounting principles in the United States (“U.S. GAAP”). In addition, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. Our monthly NAV is determined in accordance with valuation guidelines that have been approved by our board of directors. The treatment of certain assets and liabilities used for the determination of NAV under these guidelines differs from U.S. GAAP. NAV is not equivalent to Stockholders’ equity or any other U.S. GAAP measure.

The following table reconciles U.S. GAAP stockholders’ equity per our condensed consolidated balance sheets to our NAV:

$ in thousands	June 30, 2025	December 31, 2024
Stockholders' equity	$665,442	$435,349
Adjustments:
Redeemable common stock - related party	125,200	151,367
Advanced organizational, offering and operating expenses(1)	12,542	14,128
Accrued stockholder servicing fees not currently payable(2)	15,927	8,372
Unamortized debt costs	15,437	5,780
Elimination of impact of net mark-to-market on retained CLO interests	487	—
Preferred stock liquidation preference	—	(228)
NAV	$835,035	$614,768
(1)    Excludes $— and $86,000 of certain prepaid expenses advanced by the Adviser that are classified as other assets in our U.S. GAAP condensed consolidated financial statements as of June 30, 2025 and December 31, 2024, respectively.
(2)    We have accrued stockholder servicing fees totaling $16.2 million of which $247,000 is currently payable to the Dealer Manager as of June 30, 2025 and totaling $8.5 million of which $131,000 was payable to the Dealer Manager as of December 31, 2024.
We classify common stock held by Invesco Realty, Inc., an affiliate, as redeemable common stock, which is not a component of stockholders’ equity on our U.S. GAAP condensed consolidated balance sheets. Due to the redemption terms and other features of these shares described in Note 11 - “Redeemable Common Stock - Related Party” of our Condensed Consolidated Financial Statements, we include the redemption value of these shares in our NAV as of each reporting date.

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

We have elected the fair value option for our financing facilities and expense debt issuance costs in accordance with U.S. GAAP. However, when calculating our NAV, we capitalize debt issuance and other financing costs, including original issuance discounts, as incurred and expense the costs over the life of the financing arrangement so that the costs to maintain the financing arrangement are borne by all investors who benefit from their use, rather than just those who were invested during the period in which the financing arrangement was implemented.

The consolidated CLO assets and notes held by third parties are presented on the condensed consolidated balance sheet at fair value and are also included in our NAV as assets and liabilities at fair value. The difference between the consolidated CLO’s assets and the third-party liabilities is equivalent to the Company’s retained interest, which is eliminated in consolidation. The net changes in valuation of the CLO’s loan assets and third party notes from period to period is adjusted from U.S. GAAP when presenting NAV, as the Company will hold its retained interests until maturity, unless deemed permanently impaired. If the Adviser deems any portion of its retained interest impaired, such credit loss will be recognized in the net asset value calculation. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the terms of our retained interest.

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
The following table summarizes our distributions declared during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Three Months Ended
	June 30, 2025		June 30, 2024
$ in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$5,158	36%	$4,478	62%
Reinvested in shares	9,191	64%	2,771	38%
Total distributions	$14,349	100%	$7,249	100%
Sources of Distributions
Cash flows from operating activities	$14,349	100%	$7,249	100%
Total sources of distribution	$14,349	100%	$7,249	100%

Net cash provided by operating activities	$19,451		$10,091

	Six Months Ended		Six Months Ended
	June 30, 2025		June 30, 2024
$ in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$10,073	37%	$9,257	68%
Reinvested in shares	17,219	63%	4,303	32%
Total distributions	$27,292	100%	$13,560	100%
Sources of Distributions
Cash flows from operating activities	$27,292	100%	$13,560	100%
Total sources of distribution	$27,292	100%	$13,560	100%

Net cash provided by operating activities	$30,722		$18,526

The table below details the net distribution per share for each of our common share classes for the six months ended June 30, 2025:

Declaration Date	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Class F Shares
January 31, 2025	$0.1599	$0.1418	$0.1600	$0.1600	$0.1600	$0.1600
February 28, 2025	0.1599	0.1436	0.1600	0.1600	0.1600	0.1600
February 28, 2025(1)	0.0200	0.0200	0.0200	0.0200	0.0200	0.0200
March 31, 2025	0.1599	0.1418	0.1600	0.1600	0.1600	0.1600
April 30, 2025	0.1592	0.1424	0.1600	0.1600	0.1600	0.1600
May 31, 2025	0.1582	0.1419	0.1600	0.1600	0.1600	0.1600
June 30, 2025	0.1580	0.1424	0.1600	0.1600	0.1600	0.1600
Total(2)	$0.9751	$0.8739	$0.9800	$0.9800	$0.9800	$0.9800

(1)    Includes a special distribution that was paid in addition to the monthly distribution declared for the month.
(2) The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Dealer Manager. Certain investors began purchasing Class S shares subject to the stockholder servicing fee in June 2024.
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

Our sources of funds for liquidity consist of the net proceeds from our continuous private offering, net cash provided by operating activities, proceeds and available borrowings from our secured financing facilities, collateralized loan obligations, and our revolving credit facility, loan repayments, uncalled capital commitments, and future issuances of equity and/or debt securities.
As of June 30, 2025, we had unfunded commitments of $304.9 million for certain of our commercial real estate loan investments. We currently believe that we have sufficient liquidity and capital resources available to settle these unfunded commitments, for the acquisition of additional investments, repayments on borrowings, the payment of cash dividends as required for continued qualification as a REIT, and to repurchase shares of our common stock under our share repurchase plan. Cash needs for items other than loan originations and asset acquisitions are generally met from operations, and cash needs for loan originations and asset acquisitions are funded by our continuous private offering and debt financings. However, there may be a delay between the sale of our shares and our origination of loan assets or purchase of assets that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.
We held cash and cash equivalents of $100.9 million and restricted cash of $23.1 million as of June 30, 2025. Our cash and cash equivalents change due to normal fluctuations in cash balances related to the timing of principal and interest payments and loan origination and funding activity. Our restricted cash changes based on the volume of new subscriptions for our shares and for payment of dividends by foreign subsidiaries after regulatory approval has been obtained.
The following table sets forth changes in cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
$ in thousands	2025	2024
Cash flows from operating activities	$30,722	$18,526
Cash flows from investing activities	(1,129,789)	(506,304)
Cash flows from financing activities	1,122,910	478,333
Effect of exchange rate changes on cash, cash equivalents and restricted cash	40	—
Net change in cash, cash equivalents and restricted cash	$23,883	$(9,445)
Our operating activities provided net cash of $30.7 million for the six months ended June 30, 2025, primarily driven by the increase from the prior period in net interest income, which is income generated by our investments less financing costs.
Our investing activities used net cash of $1.1 billion in the six months ended June 30, 2025, and primarily consisted of cash used to originate 17 commercial real estate loan investments and to purchase seven CMBS securities during the period.
Our financing activities provided net cash of $1.1 billion in the six months ended June 30, 2025. During the six months ended June 30, 2025, we received proceeds from our secured financing facilities of $822.0 million and from our CLO issuance of $995.7 million and used cash of $878.6 million to repay certain secured financing facilities in relation to the CLO issuance. We also received net proceeds from the issuance of common stock of $212.4 million and net proceeds of $22.8 million from retail investor subscriptions paid in advance. We used cash of $9.8 million and $8.3 million during the six months ended June 30, 2025 to pay dividends and debt issuance costs, respectively. Additionally, we used cash of $30.1 million to repurchase redeemable common stock.

As of June 30, 2025, our total assets were approximately $3.7 billion and consisted primarily of 63 investments in commercial real estate loans totaling $3.6 billion, restricted cash of $23.1 million and cash and cash equivalents of $100.9 million. We financed our commercial real estate loan investments with $1.8 billion of secured financing facility borrowings and $1.0 billion of collateralized loan obligations.
Our primary sources of liquidity as of June 30, 2025 and December 31, 2024 are summarized in the following table:

$ in thousands	June 30, 2025	December 31, 2024
Cash and cash equivalents	$100,859	$80,221
Available borrowings under revolving credit agreements	162,000	135,000
Available borrowings under secured financing facilities	1,385,669	1,008,228
	$1,648,528	$1,223,449
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
The CLO includes a 30-month reinvestment period (unless, before such date, all of the notes are redeemed or an event of default occurs and is continuing) during which we may acquire additional collateral interests, subject to the satisfaction of certain conditions set forth in the indenture, allowing us to generate incremental liquidity and maintain the aggregate amount of collateral assets in the CLO and the related financing that is outstanding.
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
Invesco has committed to purchase $150.0 million in capital under the Invesco Subscription Agreement in one or more closings through March 23, 2028. We may also call up to $150.0 million in additional capital (for a total of $300.0 million) if needed to avoid triggering any concentration limit imposed by a third party in connection with its distribution or placement of our shares or for purposes of repaying indebtedness drawn on the revolving credit facility. As of June 30, 2025, we had called $120.0 million of the total $300.0 million. Invesco Realty may not submit its shares for repurchase under our share repurchase plan until the earlier of March 23, 2028 and the date that our aggregate NAV is at least $1.5 billion. We can only accept a repurchase request from Invesco Realty after all requests from unaffiliated stockholders have been fulfilled. We may elect to repurchase all or any portion of the shares acquired by Invesco’s affiliate at any time at a per share price equal to the most recently determined NAV per share for the applicable share class.
An institutional investor purchased $200 million of our Class F shares during 2024. The Class F stockholder may not submit its shares for repurchase under our share repurchase plan until the earlier of (i) the date our NAV reaches $1.5 billion and (ii) March 23, 2028. However, the Class F stockholder is entitled to request that we repurchase its shares in the event that there is a Key Person Event or a Material Strategy Change, as such terms are defined in the Class F subscription agreement.
If we are unable to continue raising substantial funds in our Continuous Offering, we will make fewer investments resulting in less diversification in terms of the type, number, and size of investments we make. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reduce our net income, and limit our ability to make distributions.
Reimbursement of Certain Costs Paid by the Adviser
Under the terms of our Advisory Agreement, the Adviser advanced all of our organizational, offering and operating expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through May 31, 2024. Starting in December 2024, we began reimbursing the Adviser for these costs ratably over 52 months. As of June 30, 2025, we owe the Adviser approximately $12.5 million for the remaining outstanding balance of the expenses advanced by the Adviser under this arrangement. Any operating expenses incurred by the Adviser on behalf of the fund after May 31, 2024 are reimbursed quarterly to the Adviser.

Starting with the quarter ended June 30, 2025, we may not reimburse the Adviser at the end of any fiscal quarter for Total Operating Expenses (as defined in the Advisory Agreement) that exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”) for the four consecutive fiscal quarters then ended. We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended June 30, 2025 did not exceed the 2%/25% Guidelines.
Refer to Note 10 - “Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements.
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
Contractual Obligations and Commitments
Commitments and contingencies may arise in the ordinary course of business. As of June 30, 2025, we had unfunded commitments of $304.9 million for 51 of our commercial real estate loan investments. The unfunded commitments generally consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the remaining current maturity of the related loans of 1.81 years.
We have also committed to pay counterparty legal, diligence and other fees in connection with new financing facilities in the ordinary course of business.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, we were not involved in any material legal proceedings.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates that are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. In connection with the financing on May 7, 2025, of a pool of loans and loan participations from our existing loan portfolio through a managed CLO, we have identified the following updates to our critical accounting policies and estimates. See Note 2 - “Summary of Significant Accounting Policies” of our condensed consolidated financial statements included in Item 1 of this Report, for additional information.
Valuation of Commercial Real Estate Loan Investments
We have elected the fair value option for our commercial real estate loan investments, real estate-related securities, secured lending and term lending agreements (collectively, our secured financing facilities), our revolving credit facility, and our collateralized loan obligations (“CLO”). We believe the fair value option will provide its financial statements users with reduced complexity, greater consistency, understandability and comparability.
In the month that we originate or acquire a loan, we value our commercial real estate loan investments at fair value, which approximates par. Thereafter, an independent valuation advisor values our commercial loan investments monthly using a discounted cash flow analysis. The yield used in the discounted cash flow analysis is determined by comparing the features of the loan to the interest rates and terms required by lenders in the new loan origination market for similar loans and the yield required by investors acquiring similar loans in the secondary market as well as a comparison of current market and collateral conditions to those present at origination or acquisition. The Company elected to apply the measurement alternative for consolidated collateralized financing entities with respect to its managed CLO. Accordingly, commercial real estate loans and loan participations that are collateral assets within the consolidated CLO are measured using the fair value of the more observable CLO notes as an indicator of the fair value of the CLO assets as a whole.
Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for the estimated impact of a change in market benchmark spreads on our net portfolio value, which is inclusive of changes in the fair value of our commercial loan investments.
Valuation of Collateralized Loan Obligations
We generally determine the fair value of the collateralized loan obligations by utilizing third party pricing services and broker-dealer quotations. We conduct an ongoing evaluation of their valuation methodologies and processes and review the individual valuations themselves. Our review consists of consideration of a variety of factors, including market transaction information for the particular bond, market transaction information for similar bonds, the bond’s ratings and the bond’s subordination levels.
There have been no significant changes to the status of our adoption of the recently issued accounting pronouncement that is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for the estimated impact of a change in market benchmark spreads on our net portfolio value, which is inclusive of changes in the fair value of our financing facilities, inclusive of collateralized loan obligations.

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
As of June 30, 2025, we had $3.5 billion of floating rate commercial real estate loans, $1.8 billion of floating rate secured financing facilities, $1.0 billion of floating rate collateralized loan obligations, and no balance outstanding on our revolving credit facility.
The net interest income sensitivity analysis table presented below shows the estimated impact over a twelve-month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of June 30, 2025. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience. Actual results could differ significantly from those estimated in the interest rate sensitivity table.

$ in thousands	At June 30, 2025
Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$7,115	9.30%
-1.00%	$(141)	(0.20)%
Certain assumptions have been made in calculating the interest rate risk sensitivities and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates at June 30, 2025. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investments, which can result in material changes to our interest rate risk in the portfolio.
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

While our investment objectives include avoiding excess sponsor/borrower concentration, we expect to experience some level of sponsor/borrower concentration prior to the time that we have raised substantial offering proceeds and acquired a broad portfolio of Credit Assets. As of June 30, 2025, we have invested in 63 commercial real estate loans with a fair value of $3.6 billion. Our portfolio includes the following loan with a single borrower as of June 30, 2025. The loan represents a refinancing of an industrial portfolio that was comprised of 24 properties spanning 2,454,761 square feet in California, Washington, Texas, New Jersey, New York and Florida.

Counterparty	Loan Count	Fair Value	% of Loan Portfolio
Borrower A	1	$341,550	10%

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

We are exposed to credit risk in the real estate-related debt investments that we make with respect to a borrower’s ability to make required interest and principal payments on scheduled due dates. We manage this risk by conducting a credit analysis prior to making an investment and by actively monitoring our portfolio and its underlying credit quality. In addition, we re-evaluate the credit risk inherent in our investments on a regular basis pursuant to fundamental considerations such as GDP, unemployment, interest rates, retail sales, store closings/openings and corporate earnings. Where applicable, we also review key property and loan-level metrics including, but not limited to, payment status, debt-service coverage ratios, debt yields, current loan-to-value ratios, occupancy rates, and tenant rent rolls along with property sponsorship. These characteristics assist in determining the likelihood and severity of underlying loan losses as well as prepayment and extension expectations. We then perform structural analysis to project investment cash flows and assess subordination levels relative to underlying collateral performance expectations. This analysis allows us to quantify our opinions of credit quality and fundamental value, which are key drivers of portfolio management decisions.
We may be exposed to counterparty credit risk under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of June 30, 2025, we held derivative instruments with a fair value liability balance of $3.6 million.
Further, there is counterparty risk associated with the future creditworthiness of our foreign currency hedge counterparties. When determining the fair value of our currency forward contracts, we consider the effect of nonperformance risk as a part of the valuation process and include a credit risk adjustment where appropriate.
In addition to the credit risks outlined above, we own retained interests in certain rated notes and the subordinated tranches of a consolidated CLO. Such interests have been eliminated in consolidation. Holding retained interests in our CLO exposes us to potential losses and earnings volatility due to credit deterioration in the underlying loan portfolio.

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
The non-CLO investment portfolio value sensitivity analysis table presented below shows the estimated impact of a change in market benchmark spreads, up and down 100 basis points, on the fair value of our benchmark spread-sensitive investments and borrowings as of June 30, 2025, assuming a static portfolio and constant financing. When evaluating the impact of changes in benchmark spreads, prepayment assumptions and principal reinvestment rates are adjusted based on our Adviser’s expectations. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience. Actual results could differ significantly from those estimated in the benchmark spread sensitivity table.

$ in thousands	At June 30, 2025
Change in Market Spreads	Projected Increase (Decrease) in Net Portfolio Value	Percentage Change in Projected Net Portfolio Value
+1.00%	$(7,616)	(1.52)%
-1.00%	$1,850	0.37%
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
Commercial real estate loans and loan participations that are collateral assets within the consolidated CLO are measured using the fair value of the more observable CLO notes as an indicator of the fair value of the CLO assets as a whole; therefore, fair values of CLO assets and liabilities will move in an offsetting direction. The difference between the consolidated CLO’s assets and the third-party liabilities is equivalent to the Company’s retained interest, which is eliminated in consolidation. The net changes in valuation of the CLO’s loan assets and third party notes impacts the Company’s results of operations in an amount equivalent to its eliminated retained interests. The sensitivity analysis excludes retained interests in commercial real estate CLOs due to the absence of a reliable market benchmark and the structural variability of these positions, which limits the comparability and relevance of modeled outcomes.
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
The following table represents our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	June 30, 2025
	Euro	GBP
Foreign currency assets	€175,462	£242,839
Foreign currency liabilities	(140,043)	(193,998)
Foreign currency contracts - notional, net	(37,757)	(52,262)
Net exposure to exchange rate fluctuations	€(2,338)	£(3,421)
Net exposure to exchange rate fluctuations in USD(1)	$(2,745)	$(4,692)
(1) Represents the U.S. dollar equivalent based on the Euro closing rate of 1.17429 and GBP closing rate of 1.37141 as of June 30, 2025.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, we were not involved in any material legal proceedings.
ITEM 1A.    RISK FACTORS
There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
The following table details the common shares issued under our distribution reinvestment plan for the three months ended June 30, 2025:

$ in thousands, except share and per share amounts	Issuance Date	Number of Shares	Price per Share	Total Value
Class S	April 14, 2025	25	$25.0652	$1
Class S-1	April 14, 2025	40,124	$25.1614	$1,010
Class D	April 14, 2025	66	$25.0490	$2
Class I	April 14, 2025	14,177	$25.1281	$356
Class E	April 14, 2025	485	$25.5155	$12
Class F	April 14, 2025	52,204	$25.6828	$1,341
Class S	May 14, 2025	51	$25.1082	$1
Class S-1	May 14, 2025	44,640	$25.2052	$1,125
Class D	May 14, 2025	66	$25.0919	$2
Class I	May 14, 2025	16,551	$25.1717	$417
Class E	May 14, 2025	485	$25.5898	$12
Class F	May 14, 2025	52,365	$25.7632	$1,349
Class S	June 12, 2025	164	$25.0144	$4
Class S-1	June 12, 2025	48,636	$25.1092	$1,220
Class D	June 12, 2025	66	$24.9995	$2
Class I	June 12, 2025	17,769	$25.0753	$446
Class E	June 12, 2025	514	$25.5298	$13
Class F	June 12, 2025	52,811	$25.7042	$1,357
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
During the three months ended June 30, 2025, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (3)
April 2025	27,867	$24.91	27,867	—
May 2025(4)	66,391	$25.12	60,599	—
June 2025	7,322	$25.13	7,322	—
	101,580	$25.06	95,788	—
(1)Shares repurchased within one year of the date of issuance generally will be repurchased at 95% of the current transaction price, subject to certain limited exceptions.
(2)Number of shares repurchased as part of publicly announced plans or programs include share repurchases, if any, under our share repurchase plan.
(3)All repurchase requests under our share repurchase plan were satisfied.
(4)The Total Number of Shares Repurchased and Average Price Paid per Share includes 5,792 shares of our redeemable common stock held by the Adviser repurchased outside of the share repurchase plan, with an average price paid per share of $25.53, related to shares that were previously issued to the Adviser as payment for management fees.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Entry into a Material Definitive Agreement
On August 6, 2025, the Company, the Operating Partnership and the Adviser entered into an Amended and Restated Advisory Agreement (the "Amended and Restated Advisory Agreement").
The Amended and Restated Advisory Agreement amended the prior agreement to add a definition of “Total Operating Expenses” and revise the 2%/25% Guidelines such that the Company may not reimburse the Adviser at the end of any fiscal quarter for Total Operating Expenses that exceed the greater of 2% of Average Invested Assets or 25% of Net Income (in each case as defined therein) for the for consecutive fiscal quarters then ended. The Company may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.
The summary of the Amended and Restated Advisory Agreement set forth above does not purport to be a complete summary of the terms thereof and is qualified in its entirety by the Amended and Restated Advisory Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

10.1*	Amended and Restated Advisory Agreement dated August 6, 2025, among Invesco Commercial Real Estate Finance Trust, Inc. Invesco Commercial Real Estate Finance Investments, LP and Invesco Advisers, Inc.

10.2*
Indenture, dated May 7, 2025, by and among INCREF 2025-FL1 LLC, Invesco Commercial Real Estate Finance Investments, LP, Wilmington Trust, National Association, and Computershare Trust Company, National Association

10.3*
Collateral Interest Purchase Agreement, dated May 7, 2025, among INCREF 2025-FL1 LLC, INCREF CLO Seller LLC, Invesco Commercial Real Estate Finance Investments, LP and, solely with regard to certain tax covenants, INCREF Sub-REIT LLC

10.4*	Collateral Management Agreement, dated May 7, 2025, by and among the Company, INCREF 2025-FL1 LLC, and Invesco Advisers, Inc.

10.5*
Servicing Agreement, dated May 7, 2025, by and among INCREF 2025-FL1 LLC, Invesco Advisers, Inc., KeyBank National Association, Bellwether Asset Services, LLC, Invesco Commercial Real Estate Finance Investments, LP, Wilmington Trust, National Association, and Computershare Trust Company, National Association

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments; and (iv) Condensed Consolidated Statements of Cash Flows

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

INVESCO COMMERCIAL REAL ESTATE FINANCE TRUST, INC.
August 8, 2025	By:	/s/ Hubert J. Crouch
Hubert J. Crouch
Chief Executive Officer
(Principal Executive Officer)

August 8, 2025	By:	/s/ Courtney Popelka
Courtney Popelka
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)