Form 10-Q
period 2025-09-30
Invesco Commercial Real Estate Finance Trust, Inc.
filed 2025-11-07
CIK 1976927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 4, 2025, there were 41,446,885 outstanding shares of common stock of Invesco Commercial Real Estate Finance Trust, Inc. comprised of 1,404,071 Class S common stock, 19,260,145 Class S-1 common stock, 1,208,428 Class D common stock, 9,162,741 Class I common stock, 1,640,281 Class E common stock, and 8,771,219 Class F common stock.

Invesco Commercial Real Estate Finance Trust, Inc.
Table of Contents

		Page
PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	1

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Common Stock for the three and nine months ended September 30, 2025 and 2024	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	51

PART II OTHER INFORMATION		52

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	52

Item 3.	Defaults Upon Senior Securities	53

Item 4.	Mine Safety Disclosures	53

Item 5.	Other Information	53

Item 6.	Exhibits	55

SIGNATURES

PART I – FINANCIAL INFORMATION
ITEM 1.                FINANCIAL STATEMENTS
Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

$ in thousands except share amounts	September 30, 2025	December 31, 2024
ASSETS
Commercial real estate loan investments, at fair value (including pledged loans of $4,046,282 and $2,355,509, respectively)	$4,072,883	$2,391,078
Real estate-related securities, at fair value	11,876	—
Cash and cash equivalents	105,924	80,221
Restricted cash	41,210	19,813
Interest receivable	19,861	12,600
Derivative assets, at fair value	651	4,064
Other assets	62,543	418
Total assets(1)	$4,314,948	$2,508,194

LIABILITIES
Secured lending agreements, at fair value	$2,083,437	$1,720,350
Term lending agreements, at fair value	221,981	134,518
Collateralized loan obligations, at fair value	1,003,461	—
Interest payable	12,151	8,344
Derivative liabilities, at fair value	2,211	—
Dividends and distributions payable (including $897 and $961 due to related party, respectively)	6,596	3,765
Accounts payable, accrued expenses and other liabilities	23,022	23,159
Due to affiliates	41,390	31,342
Total liabilities(1)	3,394,249	1,921,478

Commitments and contingencies (See Note 14)	—	—

Redeemable common stock - related party (see Note 11)	$126,305	$151,367

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized:
12.5% Series A Cumulative Redeemable Preferred Stock, — and 228 shares issued and outstanding, respectively ($228 aggregate liquidation preference as of December 31, 2024)	—	205
Common stock, Class S shares, $0.01 par value per share, 500,000,000 shares authorized	2	—
Common stock, Class S-1 shares, $0.01 par value per share, 500,000,000 shares authorized	173	72
Common stock, Class D shares, $0.01 par value per share, 500,000,000 shares authorized	—	—
Common stock, Class D-1 shares, $0.01 par value per share, 500,000,000 shares authorized	—	—
Common stock, Class I shares, $0.01 par value per share, 500,000,000 shares authorized	70	27
Common stock, Class E shares, $0.01 par value per share, 500,000,000 shares authorized	1	1
Common stock, Class F shares, $0.01 par value per share, 500,000,000 shares authorized	87	82
Additional paid-in capital	815,242	448,947
Accumulated other comprehensive income (loss)	87	(65)
Accumulated deficit	(21,268)	(13,920)
Total stockholders’ equity	794,394	435,349
Total liabilities, redeemable common stock and stockholders’ equity	$4,314,948	$2,508,194
(1) The condensed consolidated balance sheet at September 30, 2025 includes assets of $1.2 billion and liabilities of $1.0 billion of a consolidated collateralized loan obligation, which is a variable interest entity (“VIE”). The VIE’s assets can only be used to settle the obligations of the VIE. See Note 6 — “Collateralized Loan Obligations”, for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands except share and per share amounts	2025	2024	2025	2024
Net Interest Income
Commercial real estate loan interest income	$67,008	$29,889	$169,070	$65,444
Real estate related-securities interest income	168	—	218	—
Other interest income	1,505	534	3,539	1,362
Interest expense	(45,978)	(20,565)	(114,598)	(44,814)
Net interest income	22,703	9,858	58,229	21,992

Other Income (Expense)
Unrealized gain (loss) on loans, net	(3,995)	(273)	35,099	930
Unrealized gain (loss) on real estate-related securities, net	51	—	71	—
Unrealized gain (loss) on secured financing facilities, net	5,364	160	(23,791)	(762)
Unrealized gain (loss) on collateralized loan obligations, net	(1,911)	—	(7,064)	—
Gain (loss) on derivative instruments, net	1,987	(213)	(5,555)	(213)
Gain (loss) on foreign currency transactions, net	(33)	85	(141)	85
Commitment fee income, net of related party expense of $2,947, $8,312, $4,531 and $8,049 for the three and nine months ended September 30, 2025 and 2024, respectively	2,985	5,140	8,563	8,658
Other income and (expense), net	155	260	734	610
Total other income (expense), net	4,603	5,159	7,916	9,308

Expenses
Management and performance fees - related party	3,218	822	6,886	2,124
Debt issuance and other financing costs related to borrowings, at fair value	1,898	5,926	12,292	9,616
Organizational costs	—	8	2	27
General and administrative	3,306	2,214	8,130	5,172
Total expenses	8,422	8,970	27,310	16,939

Net income (loss)	18,884	6,047	38,835	14,361
Dividends to preferred stockholders	—	(7)	(2)	(21)
Issuance and redemption costs of redeemed preferred stock	—	—	(27)	—
Net income (loss) attributable to common stockholders	$18,884	$6,040	$38,806	$14,340

Net income (loss)	$18,884	$6,047	$38,835	$14,361
Currency translation adjustment	3	1	152	1
Comprehensive income (loss)	18,887	6,048	38,987	14,362
Dividends to preferred stockholders	—	(7)	(2)	(21)
Issuance and redemption costs of redeemed preferred stock	—	—	(27)	—
Comprehensive income (loss) attributable to common stockholders	$18,887	$6,041	$38,958	$14,341

Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$0.52	$0.42	$1.22	$1.33
Diluted	$0.52	$0.42	$1.22	$1.33
Weighted average number of shares of common stock
Basic	36,546,539	14,499,660	31,729,758	10,817,646
Diluted	36,547,217	14,499,737	31,730,021	10,817,875
The accompanying notes are an integral part of these condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Common Stock
(Unaudited)

	Series A Preferred Stock	Class S Common Stock	Class S-1 Common Stock	Class D Common Stock	Class D-1 Common Stock	Class I Common Stock	Class E Common Stock	Class F Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Redeemable Common Stock
$ in thousands
Balance as of December 31, 2024	$205	$—	$72	$—	$—	$27	$1	$82	$448,947	$(65)	$(13,920)	$435,349	$151,367
Net income (loss)	—	—	—	—	—	—	—	—	—	—	11,664	11,664	—
Proceeds from issuance of common stock, net of offering costs	—	—	33	—	—	11	—	—	105,624	—	—	105,668	—
Proceeds from issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	2,814
Common stock distribution reinvestment	—	—	1	—	—	—	—	2	7,565	—	—	7,568	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(12,943)	(12,943)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(2)	(2)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	19	—	—	19	—
Repurchase of common stock	—	—	—	—	—	—	—	—	(754)	—	—	(754)	—
Repurchase of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(30,000)
Redemption of preferred stock	(205)	—	—	—	—	—	—	—	—	—	(27)	(232)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	26	—	26	—
Adjustment to the carrying value of redeemable common stock	—	—	—	—	—	—	—	—	(160)	—	—	(160)	160
Balance as of March 31, 2025	$—	$—	$106	$—	$—	$38	$1	$84	$561,241	$(39)	$(15,228)	$546,203	$124,341
Net income (loss)	—	—	—	—	—	—	—	—	—	—	8,287	8,287	—
Proceeds from issuance of common stock, net of offering costs	—	2	32	—	—	15	—	—	118,759	—	—	118,808	—
Proceeds from issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	1,062
Common stock distribution reinvestment	—	—	1	—	—	1	—	1	8,667	—	—	8,670	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(14,349)	(14,349)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	43	—	—	43	—
Repurchase of common stock	—	—	—	—	—	(1)	—	—	(2,397)	—	—	(2,398)	—
Repurchase of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(148)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	123	—	123	—
Adjustment to the carrying value of redeemable common stock	—	—	—	—	—	—	—	—	55	—	—	55	(55)
Balance as of June 30, 2025	$—	$2	$139	$—	$—	$53	$1	$85	$686,368	$84	$(21,290)	$665,442	$125,200
Net income (loss)	—	—	—	—	—	—	—	—	—	—	18,884	18,884	—
Proceeds from issuance of common stock, net of offering costs	—	—	33	—	—	16	—	—	119,645	—	—	119,694	—
Proceeds from issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	1,348
Common stock distribution reinvestment	—	—	2	—	—	1	—	2	11,162	—	—	11,167	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(18,862)	(18,862)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	62	—	—	62	—
Repurchase of common stock	—	—	(1)	—	—	—	—	—	(1,927)	—	—	(1,928)	—
Repurchase of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(311)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	3	—	3	—
Adjustment to the carrying value of redeemable common stock	—	—	—	—	—	—	—	—	(68)	—	—	(68)	68
Balance as of September 30, 2025	$—	$2	$173	$—	$—	$70	$1	$87	$815,242	$87	$(21,268)	$794,394	$126,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Common Stock
(Unaudited)

	Series A Preferred Stock	Class S Common Stock	Class S-1 Common Stock	Class D Common Stock	Class D-1 Common Stock	Class I Common Stock	Class E Common Stock	Class F Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Redeemable Common Stock
$ in thousands
Balance at December 31, 2023	$205	$—	$11	$—	$—	$3	$—	$—	$32,549	$—	$(7,296)	$25,472	$105,340
Net income (loss)	—	—	—	—	—	—	—	—	—	—	4,687	4,687	—
Proceeds from issuance of common stock, net of offering costs	—	—	14	—	—	7	1	—	52,949	—	—	52,971	—
Common stock distribution reinvestment	—	—	—	—	—	—	—	—	773	—	—	773	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(6,311)	(6,311)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(7)	(7)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	17	—	—	17	—
Balance at March 31, 2024	$205	$—	$25	$—	$—	$10	$1	$—	$86,288	$—	$(8,927)	$77,602	$105,340
Net income (loss)	—		—	—	—	—	—	—	—	—	3,627	3,627	—
Issuance of common stock, net of offering costs	—	—	13	—	—	5	—	47	161,565	—	—	161,630	—
Issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	145
Common stock distribution reinvestment	—	—	1	—	—	—	—	—	2,635	—	—	2,636	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(7,249)	(7,249)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(7)	(7)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	20	—	—	20	—
Repurchase of common stock	—	—	—	—	—	—	—	—	(29)	—	—	(29)	—
Repurchase of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(100,000)
Adjustment to the carrying value of redeemable common stock	—	—	—	—	—	—	—	—	(175)	—	—	(175)	175
Balance at June 30, 2024	$205	$—	$39	$—	$—	$15	$1	$47	$250,304	$—	$(12,556)	$238,055	$5,660
Net income (loss)	—	—	—	—	—	—	—	—	—	—	6,047	6,047	—
Issuance of common stock, net of offering costs	—	—	10	—	—	5	—	32	118,030	—	—	118,077	—
Issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	60,307
Common stock distribution reinvestment	—	—	—	—	—	1	—	1	4,401	—	—	4,403	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(9,401)	(9,401)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(7)	(7)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	19	—	—	19	—
Repurchase of common stock	—	—	—	—	—	—	—	—	(254)	—	—	(254)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1	—	1	—
Adjustment to the carrying value of redeemable common stock	—	—	—	—	—	—	—	—	(57)	—	—	(57)	57
Balance at September 30, 2024	$205	$—	$49	$—	$—	$21	$1	$80	$372,443	$1	$(15,917)	$356,883	$66,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
$ in thousands
Cash flows from operating activities:
Net income (loss)	$38,835	$14,361
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized (gain) loss on loans, net	(35,099)	(930)
Unrealized (gain) loss on real estate-related securities, net	(71)	—
Unrealized (gain) loss on secured financing facilities, net	23,791	762
Unrealized (gain) loss on collateralized loan obligations, net	7,064	—
(Gain) loss on derivative instruments, net	5,555	213
Unrealized (gain) loss on foreign currency transactions	1	(34)
Debt issuance costs	10,399	7,430
Amortization of equity based compensation and other	783	56
Change in operating assets and liabilities:
Increase in operating assets	(8,301)	(4,311)
Increase in due from affiliates	—	(231)
Increase in operating liabilities	4,315	5,852
Increase in due to affiliate	3,942	12,543
Net cash provided by operating activities	51,214	35,711
Cash flows from investing activities:
Originations and fundings of commercial real estate loans	(1,730,156)	(1,429,500)
Purchase of real estate-related securities	(11,856)	—
Principal payments from commercial real estate loans	22,500	—
Principal payments from real estate-related securities	51	—
Settlement of foreign currency forward contracts, net	69	—
Net cash used in investing activities	(1,719,392)	(1,429,500)
Cash flows from financing activities:
Proceeds from revolving credit facility	220,000	686,000
Repayment of revolving credit facility	(220,000)	(700,000)
Proceeds from secured financing facilities	1,442,002	1,602,895
Repayment of secured financing facilities	(1,015,243)	(456,137)
Proceeds from issuance of collateralized loan obligations	995,738	—
Proceeds from issuance of common stock, net of offering costs	335,716	313,643
Proceeds from issuance of redeemable common stock	—	60,000
Repurchase of common stock	(4,878)	(283)
Repurchase of redeemable common stock	(30,459)	(100,000)
Redemption of preferred stock	(232)	—
Proceeds from subscriptions paid in advance	18,499	13,198
Cash paid for debt issuance costs	(9,977)	(4,828)
Payments of dividends	(15,920)	(12,897)
Net cash provided by financing activities	1,715,246	1,401,591
Effect of exchange rate changes on cash, cash equivalents and restricted cash	32	1
Net change in cash, cash equivalents and restricted cash	47,100	7,803
Cash, cash equivalents and restricted cash, beginning of period	100,034	25,541
Cash, cash equivalents and restricted cash, end of period	$147,134	$33,344

Supplemental disclosures:
Interest paid	$110,133	$41,943
Taxes paid	84	—
Non-cash investing and financing activities:
Dividends and distributions declared not paid	$6,596	$5,411
Common stock distribution reinvestment	27,405	7,812
Issuance of redeemable common stock for payment of management and performance fees	5,224	452
Accrued common stock repurchases	257	—
Deferred offering costs due to affiliate	—	(78)
Offering costs due to affiliates	11,330	4,453
Debt issuance costs due to affiliate	—	460
Adjustment to carrying value of redeemable common stock	173	232
Principal payments from commercial real estate loans due from servicer	61,000	—
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
Consolidation
Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and consolidate the financial statements of the Company and its controlled subsidiaries. In determining whether we have a controlling financial interest in a partially owned entity, we consider whether the entity is a variable interest entity (“VIE”) and whether we are the primary beneficiary. We are the primary beneficiary of a VIE when we have both the power to direct the most significant activities impacting the economic performance of the VIE and the obligation to absorb losses or receive benefits significant to the VIE. See additional information on our VIEs for the collateralized loan obligations issuer (“CLO Issuer” or “INCREF 2025-FL1”) in Note 6 — “Collateralized Loan Obligations.” All significant intercompany transactions, balances, revenues and expenses are eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of our financial condition and results of operations for the periods presented.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Examples of estimates may include, but are not limited to, estimates of the fair values of financial instruments and estimated payment periods for certain stockholder servicing fee liabilities. Actual results may differ from those estimates.
Significant Accounting Policies
With the exception of the below, there have been no changes to our accounting policies included in Note 2 — “Summary of Significant Accounting Policies” to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Restricted Cash
Restricted cash represents (i) cash deposited with our transfer agent for investor subscriptions received prior to the date the subscriptions are effective, (ii) cash held by foreign subsidiaries that cannot be used to pay dividends without local regulatory authority approval, and (iii) cash held by the Company’s collateralized loan obligations issuer pending reinvestment in eligible collateral. See Note 6 — “Collateralized Loan Obligations” for additional details.
Due From Servicer
As of September 30, 2025, the Company had a balance of $61.4 million related to amounts collected by the loan servicer but not yet remitted to the Company’s consolidated CLO Issuer. These amounts primarily represent principal and interest payments received from a borrower prior to quarter-end but not yet transferred to the Company’s consolidated CLO. This amount is included in Other Assets on the condensed consolidated balance sheet as of September 30, 2025.
Income Taxes

We elect to treat certain of our corporate subsidiaries as taxable REIT subsidiaries (“TRS”) which are subject to federal, state and local corporate income tax, as applicable. TRSs hold investments in assets, income streams, operating companies and associated expenses that produce non-qualifying items for purposes of REIT testing. Current income tax expense is recorded within other income (expense), net on our condensed consolidated statements of comprehensive income. Deferred tax assets, valuation allowance, and deferred tax liabilities are recorded within other assets or other liabilities, as applicable, on our condensed consolidated balance sheets.

For the three and nine months ended September 30, 2025, we recorded income tax expense of $0.2 million located within other income (expense), net on our condensed consolidated statements of comprehensive income.
Fair Value Measurement
We have elected the fair value option for our commercial real estate loan investments, real estate-related securities, secured lending and term lending agreements (collectively, our secured financing facilities), our revolving credit facility, and our CLO. The Company believes the fair value option will provide its financial statements users with reduced complexity, greater consistency, understandability and comparability.
In the month that we originate or acquire a loan, the par value of the loan represents its fair value. Thereafter, an independent valuation advisor values our commercial loan investments monthly using a discounted cash flow analysis. The yield used in the discounted cash flow analysis is determined by comparing the features of the loan to the interest rates and terms required by lenders in the new loan origination market for similar loans and the yield required by investors acquiring similar loans in the secondary market as well as a comparison of current market and collateral conditions to those present at origination or acquisition. The Company elected to apply the measurement alternative for consolidated collateralized financing entities with respect to the CLO Issuer. Accordingly, commercial real estate loans and loan participations that are collateral assets within the consolidated CLO Issuer are measured using the fair value of the more observable notes as an indicator of the fair value of the assets as a whole.
In determining the fair value of a particular real estate-related security, we use pricing service providers, who may may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities generally consider the attributes applicable to a particular class of the security (e.g., credit rating or seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available.

In the month that we enter into a borrowing arrangement, the par value of the borrowing represents the fair value of the arrangement. Thereafter, an independent valuation advisor values our revolving credit facility and secured financing facilities monthly. The independent valuation advisor calculates the fair value of the revolving credit facility based on a determination of the price that would be paid by another market participant to assume the lender’s position in the transaction. The fair value of secured financing facilities is calculated using a discounted cash flow analysis where the remaining debt service cash flow, based on the contractual economics stated in the loan agreement, is valued using a market interest rate which reflects an estimate for how a lender would price an equivalent loan for the remaining term. Additionally, we consider current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The market rate of interest is adjusted to reflect our own credit risk for recourse borrowings.

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
Real Estate-Related Securities
We invest in debt securities of real estate companies. We have elected the fair value option for accounting for investments in debt securities. We record changes in fair value of debt securities as unrealized gain (loss) on real estate-related securities and interest income on debt securities as interest income in our condensed consolidated statements of comprehensive income.
Collateralized Loan Obligations
The Company financed a pool of loans and loan participations from its existing loan portfolio through a managed collateralized financing entity, INCREF 2025-FL1. The Company consolidates the CLO Issuer because it determined that the CLO issuer is a VIE and that the Company is the primary beneficiary of such VIE. The collateral assets securing the collateralized loan obligations include the pool of loans and loan participations, which are included on the condensed consolidated balance sheets at September 30, 2025 as commercial real estate loan investments, at fair value. The notes issued by the consolidated CLO Issuer are included on the Company’s condensed consolidated balance sheets as collateralized loan obligations, at fair value. Collateralized loan obligations consist solely of obligations held by third party rated note holders and exclude the retained tranches held by the Company, which are eliminated in consolidation of the CLO Issuer. The interest income from the CLO Issuer’s collateral assets and interest expense on the notes issued by the CLO Issuer are presented on a gross basis within interest income and interest expense, respectively, in the condensed consolidated statements of comprehensive income. Because we elected the fair value option for our collateralized loan obligations, we record any changes in their fair values as unrealized gain (loss) on collateralized loan obligations, net in our condensed consolidated statements of comprehensive income.

3.Commercial Real Estate Loan Investments
The table below summarizes our investments in commercial real estate loans as of September 30, 2025 and December 31, 2024.

$ in thousands
Loan Type	Loan Amount(1)	Principal Balance Outstanding	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Life (years)(3)
September 30, 2025
Senior loans(4)	$4,350,767	$4,042,753	$4,048,621	6.86%	3.84
Mezzanine loans	30,000	24,262	24,262	11.95%	4.09
Total	$4,380,767	$4,067,015	$4,072,883	6.89%	3.84
December 31, 2024
Senior loans(4)	$2,658,628	$2,385,124	$2,385,840	7.37%	4.26
Mezzanine loans	30,000	5,238	5,238	12.23%	4.84
Total	$2,688,628	$2,390,362	$2,391,078	7.38%	4.27
(1)Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)Domestic loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. Euro denominated loans earn interest at three-month Euro Interbank Offered Rate (“Euribor”) plus a spread. Our loans denominated in British pound sterling earn interest at three-month Sterling Overnight Index Average (“SONIA”) plus a spread.
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
The tables below detail the property type and geographic location of the properties securing our commercial real estate loans as of September 30, 2025 and December 31, 2024.

$ in thousands	September 30, 2025		December 31, 2024
Property Type	Fair Value	Percentage	Fair Value	Percentage
Multifamily	$1,748,440	42.9%	$1,252,147	52.4%
Industrial	1,861,644	45.7%	1,042,720	43.6%
Self-storage	128,740	3.2%	96,211	4.0%
Student housing	334,059	8.2%	—	—%
Total	$4,072,883	100.0%	$2,391,078	100.0%

$ in thousands	September 30, 2025		December 31, 2024
Geographic Location	Fair Value	Percentage	Fair Value	Percentage
United States:
West	$975,647	24.0%	$738,754	30.7%
South	1,051,509	25.8%	520,733	21.8%
East	849,107	20.8%	688,518	28.8%
Midwest	122,608	3.0%	30,331	1.3%
Various U.S.(1)	471,955	11.6%	128,334	5.4%
Total	$3,470,826	85.2%	$2,106,670	88.0%
Non-US:
Europe(2)	$277,953	6.8%	$180,178	7.6%
United Kingdom(3)	324,104	8.0%	104,230	4.4%
Total	$602,057	14.8%	$284,408	12.0%
Total	$4,072,883	100.0%	$2,391,078	100.0%
(1) Various U.S. includes self-storage and industrial portfolios with multiple locations throughout the United States.
(2) Our European loans that are collateralized by industrial commercial real estate in France, Spain and Italy are denominated in Euros and have an aggregate fair value of €236.8 million, as of September 30, 2025.
(3) Our European loans that are collateralized by industrial commercial real estate in the United Kingdom are denominated in British pound sterling and have a fair value of £241.1 million as of September 30, 2025.
The weighted average loan-to-value ratio, a metric utilized in the fair value measurement of our commercial real estate loan investments, for our loan investments at September 30, 2025 was approximately 67% based on the loan principal amount and the independent property appraisals.

4.Real Estate-Related Securities
The following table summarizes our real estate-related securities as of September 30, 2025:

In thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain (Loss), Net	Fair Value	Weighted Average Yield	Weighted Average Maturity Date
Non-agency CMBS	$11,869	$(64)	$11,805	$71	$11,876	6.37%	April 2038
We did not hold real estate-related securities at December 31, 2024.
5.Borrowings

The table below summarizes our borrowing arrangements as of September 30, 2025 and December 31, 2024. Our borrowing arrangements include secured lending and term lending agreements (collectively, our “secured financing facilities”) and a revolving credit facility.

			September 30, 2025					December 31, 2024
$ in thousands	Current Maturity	Extension Options(1)	Weighted Average Interest Rate(2)	Maximum Facility Size	Available Capacity	Amount Outstanding	Fair Value	Amount Outstanding	Fair Value

Term Lending Agreements
INCREF Lending II	Match-term	Match-term	6.41%	$300,000	$146,005	$153,995	$154,021	$134,518	$134,518
INCREF Lending III	Match-term	Match-term	5.64%	72,840	4,840	68,000	67,960	N/A	N/A

Secured Lending Agreements
Term Financing
INCREF Lending I	Oct 2026	Oct 2029	6.13%	837,517	104,957	732,560	732,655	722,672	722,796

Repurchase Agreements
Morgan Stanley Bank(3)	May 2026	May 2027	5.81%	500,000	300,700	199,300	199,300	342,009	342,079
Citibank	Jul 2027	Jul 2029	5.26%	1,000,000	463,398	536,602	536,811	276,323	276,653
Barclays(3)	Apr 2027	Apr 2029	5.53%	500,000	277,503	222,497	222,497	199,305	199,326
Wells Fargo	May 2026	May 2029	5.68%	300,000	29,659	270,341	270,353	179,462	179,496
Bank of Montreal(3)	Jul 2027	Jul 2030		25,000	25,000	—	—	—	—
Capital One(3)	Feb 2027	Feb 2030	5.65%	250,000	128,251	121,749	121,821	N/A	N/A
Total secured financing facilities				$3,785,357	$1,480,313	$2,305,044	$2,305,418	$1,854,289	$1,854,868

Revolving Credit Facility(4)			7.18%	$162,000	$162,000	$—	$—	$—	$—
(1)    Assumes all available extension options are exercised.
(2)    Represents the weighted average interest rate in effect as of September 30, 2025.
(3)    Certain extension options for these facilities are subject to lender approval and compliance with certain financial and administrative covenants.
(4)    Maturity date is aligned with the Company’s ability to call remaining outstanding capital committed under the Invesco Subscription Agreement, as further explained below.
Borrowings denominated in U.S. dollars under our secured financing facilities and revolving credit facility bear interest at one-month Term SOFR plus a spread. Euro denominated borrowings bear interest at three-month Euribor plus a spread, and our British pound sterling denominated borrowings bear interest at three-month SONIA plus a spread. Our secured financing facilities are subject to certain non-financial and financial covenants, including liquidity, tangible net worth and leverage covenants. We were in compliance with these covenants as of September 30, 2025.
Term Lending Agreements
In August 2024, we entered into a $300.0 million Facility Loan Program and Security Agreement with a financial institution (“INCREF Lending II”) that provides asset-based financing on a non-mark-to-market basis with partial recourse to the Company and match-term to the underlying loans.
In September 2025, we entered into a $72.8 million Loan and Security Agreement with a financial institution (“INCREF Lending III”) that provides asset-based financing on a non-mark-to-market basis with partial recourse to the Company and match-term to the underlying loan.

We have pledged certain commercial real estate loan investments with a fair value of approximately $197.6 million and $85.0 million as collateral for INCREF Lending II and INCREF Lending III, respectively. We segregate the commercial real estate loans that we have pledged as collateral in our books and records. Our term lending agreement counterparties have the right to resell or repledge the collateral posted but have the obligation to return the pledged collateral upon maturity of the term lending agreement.
Secured Lending Agreements
In July 2024, we entered into a $837.5 million Master Repurchase Agreement with a financial institution (“INCREF Lending I”) that provides asset-based financing with partial recourse to the Company and does not provide the lender with margin call rights. The term of the facility matches the term of the underlying collateral up to two years and is subject to three additional one-year extension options that we may exercise upon satisfaction of certain customary conditions and thresholds. We have pledged certain commercial real estate loan investments with a fair value of approximately $921.8 million as collateral for INCREF Lending I.

We have also entered into traditional repurchase agreements with six financial institutions, as detailed in the table above. We have pledged certain commercial real estate loan investments with a fair value of approximately $1.7 billion as collateral for these agreements. Certain borrowings under our Citibank repurchase agreement are collateralized by European commercial real estate loans. The borrowings are denominated in Euros and British pound sterling and have a fair value of €189.5 million and £192.9 million, respectively, as of September 30, 2025. We segregate the commercial real estate loans that we have pledged as collateral in our books and records. Our repurchase agreement counterparties have the right to resell or repledge the collateral posted but have the obligation to return the pledged collateral upon maturity of the repurchase agreement.

We were not required to post any margin under our master repurchase agreements as of September 30, 2025 and December 31, 2024. A margin deficiency may generally result from either a decline in the underlying loan’s market value or a shortfall in operating performance of the property. We may finance multiple commercial loan investments under a repurchase agreement; therefore, a margin excess in one asset could help mitigate a margin deficiency in another asset under the same repurchase agreement. We intend to maintain a level of liquidity that will enable us to meet margin calls. Master repurchase agreements are recourse obligations.
Counterparty Exposure

We have pledged certain commercial real estate loan investments as collateral for our secured financing facilities. If a secured financing counterparty were to default on its obligation to return the collateral, we would be exposed to potential losses to the extent the fair value of the collateral that we have pledged to the counterparty exceeded the amount loaned to us plus interest due to the counterparty. The following table summarizes our net exposure with those counterparties where the amount at risk exceeded 10.0% of stockholders’ equity as of September 30, 2025 and December 31, 2024.

$ in thousands	Outstanding Principal	Net Counterparty Exposure	Weighted Average Life (Years)(1)
September 30, 2025
Citibank	$1,269,162	$323,801	3.96
Total	$1,269,162	$323,801	3.96
December 31, 2024
Morgan Stanley Bank	$342,009	$101,931	2.40
Citibank	998,995	260,459	4.51
Barclays	199,305	51,591	4.32
Wells Fargo	179,462	48,058	4.39
Total	$1,719,771	$462,039	4.05
(1) Assumes all extension options are exercised for borrowing facilities that may be extended at our option, subject to compliance with certain financial and administrative covenants.

The following table shows the aggregate amount of maturities of our outstanding borrowings over the next five years and thereafter as of September 30, 2025:

$ in thousands	Secured Lending Agreements(1)	Term Lending Agreements(1)	Total
Year
2025 (remaining)	$—	$—	$—
2026	—	—	—
2027	199,300	—	199,300
2028	—	—	—
2029	1,762,000	127,882	1,889,882
2030	121,749	94,113	215,862
Thereafter	—	—	—
Total	$2,083,049	$221,995	$2,305,044
(1) Assumes all extension options are exercised for borrowing facilities that may be extended at our option, subject to compliance with certain financial and administrative covenants.

Revolving Credit Facility
Our revolving credit facility is secured by uncalled capital subscriptions under the terms of the Invesco Subscription Agreement, as described in Note 11 — “Redeemable Common Stock - Related Party”. Borrowings under the facility bear interest at one-month Term SOFR or the prime rate plus a spread. The revolving credit facility allows for the ability to obtain tranches of term financing in addition to general borrowings under an Uncommitted Tranche (as defined in the credit agreement). The Uncommitted Tranche is due on demand (15 business days after notice); any Funded Tranche (as defined in the credit agreement) is due no later than (a) three years from issuance or (b) 360 days after notice; and all amounts outstanding under the facility are due 30 days prior to the last date on which capital calls may be issued. The facility is prepayable without penalty.
Our revolving credit facility is subject to certain affirmative and negative non-financial and financial covenants, including a limitation on indebtedness. We were in compliance with these covenants as of September 30, 2025.
6.Collateralized Loan Obligations
The table below summarizes our collateralized loan obligations as of September 30, 2025.

	Facility				Collateral
$ in thousands	Term	Weighted Average Interest Rate(1)	Amount Outstanding	Fair Value	Count	Principal Balance Outstanding	Fair Value
INCREF 2025-FL1	Oct 2042	6.32%	$998,234	$1,003,461	28	$1,133,859	$1,139,252
Total			$998,234	$1,003,461	28	$1,133,859	$1,139,252
(1)    Represents the weighted average interest rate in effect as of September 30, 2025.
In May 2025, the Company financed a pool of loans and loan participations from its existing loan portfolio through the CLO Issuer, contributing $1.2 billion of commercial real estate loan investments to the CLO Issuer and issuing $1.2 billion of notes. The Company retained $219 million of the notes issued by the CLO Issuer. The rated notes bear interest at Term SOFR plus a spread. The collateralized loan obligations execution provides the Company with match-term financing on a non-mark-to-market and non-recourse basis. The Company received $995.7 million in proceeds from the transaction. The third-party notes were issued at a discount of $2.5 million which was recorded as an unrealized loss of $2.5 million within unrealized gain (loss) on loans, net in the condensed consolidated statement of comprehensive income for the nine months ended September 30, 2025.

The CLO Issuer is a VIE primarily because the unrelated investors do not have substantive voting or participating rights. To assess whether the Company has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, the Company considered, among other factors, its role in establishing the VIE and its ongoing rights and responsibilities. We determined that we are the primary beneficiary as (1) we have the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and (2) through our retained interests, we have the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company considers its variable interests, as well as any variable interests of its related parties in making this determination. The majority of the operations of the VIE are funded with cash flows generated from the loans within the VIE. Assets held by the VIE can be used only to settle obligations of the VIE. The liabilities of the VIE are non-recourse to us and can only be satisfied from the assets of the VIE. We are not obligated to provide, have not provided, and do not intend to provide material financial support to the consolidated VIE.

The consolidation of the CLO Issuer results in an increase in our gross assets, liabilities, revenues and expenses, however the impact to our stockholders’ equity and net income are equivalent to our net retained economic interests in the VIE. During three and nine months ended September 30, 2025, we recorded $16.4 million and $26.2 million of interest expense related to the CLO Issuer. The following table details the assets and liabilities of the CLO Issuer:

$ in thousands	September 30, 2025
Assets:
Restricted cash(1)	$22,650
Commercial real estate loan investments, at fair value	1,139,252
Interest receivable	3,616
Other assets	61,364
Total assets	$1,226,882

Liabilities:
Collateralized loan obligations, at fair value	$1,003,461
Interest payable	2,032
Total liabilities	$1,005,493
(1) Includes $22.5 million of cash available to acquire eligible assets related to INCREF 2025-FL1.
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
The following table illustrates the unrealized foreign exchange impact recognized in the condensed consolidated statements of comprehensive income in the three and nine months ended September 30, 2025, of our loans and secured financing arrangements as well as the offsetting gain (loss) on derivative instruments in the periods:

$ in thousands	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Unrealized foreign exchange gain (loss) on loans	$(6,348)	$29,955
Unrealized foreign exchange gain (loss) on secured financing facilities	5,076	(23,997)
Gain (loss) on derivative instruments, net	1,987	(5,555)
Net impact of hedged foreign exchange	$715	$403

The following table summarizes changes in the notional amount of our currency forward contracts during the nine months ended September 30, 2025:

	Local Currency
In thousands	Notional Amount as of December 31, 2024	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of September 30, 2025	Notional Amount as of September 30, 2025
Buy USD / Sell EUR Forward	€39,474	€13,577	€(2,521)	€50,530	$58,021
Buy USD / Sell GBP Forward	£19,417	£33,834	£(1,459)	£51,792	$69,748
Buy EUR / Sell USD Forward	€—	€188	€—	€188	$221
The table below presents the fair value of our currency forward contracts, as well as their classification on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024:

$ in thousands	Fair Value as of
	September 30, 2025	December 31, 2024
Derivative Assets	$651	$4,064
Derivative Liabilities	$2,211	$—
The following table summarizes the effect of currency forward contracts reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2025:

$ in thousands	Three Months Ended September 30, 2025
Derivatives not designated as hedging instruments	Realized gain (loss) on derivative instruments, net	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Currency Forward Contracts	$(44)	$2,031	$1,987

$ in thousands	Nine Months Ended September 30, 2025
Derivatives not designated as hedging instruments	Realized gain (loss) on derivative instruments, net	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Currency Forward Contracts	$69	$(5,624)	$(5,555)
8.Fair Value of Financial Instruments
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

	September 30, 2025
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Commercial real estate loan investments	$—	$1,139,252	$2,933,631	$4,072,883
Real estate-related securities	—	11,876	—	11,876
Derivative assets	—	651	—	651
Total assets	$—	$1,151,779	$2,933,631	$4,085,410

Liabilities:
Secured lending agreements	$—	$—	$2,083,437	$2,083,437
Term lending agreements	—	—	221,981	221,981
Collateralized loan obligations	—	1,003,461	—	1,003,461
Derivative liabilities	—	2,211	—	2,211
Total liabilities	$—	$1,005,672	$2,305,418	$3,311,090

	December 31, 2024
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Commercial real estate loan investments	$—	$—	$2,391,078	$2,391,078
Derivative assets	—	4,064	—	4,064
Total assets	$—	$4,064	$2,391,078	$2,395,142

Liabilities:
Secured lending agreements	$—	$—	$1,720,350	$1,720,350
Term lending agreements	—	—	134,518	134,518
Total liabilities	$—	$—	$1,854,868	$1,854,868
Valuation of Commercial Real Estate Loan Investments
The following table shows a reconciliation of the beginning and ending fair value measurements of our commercial real estate loan investments classified as Level 3:

$ in thousands	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Beginning Balance	$2,330,274	$2,391,078
Transfers from Level 3 into Level 2	—	(1,220,104)
Loan originations and fundings	609,997	1,730,156
Net unrealized gain (loss)	(295)	2,496
Foreign currency adjustments	(6,345)	30,005
Ending Balance	$2,933,631	$2,933,631

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. Transfers out of Level 3 for the nine months ended September 30, 2025 include the fair value of the outstanding principal balance for loan assets held by the CLO and primarily relates to the availability of observable inputs. There were no transfers out of Level 3 for the three months ended September 30, 2025. The fair value of collateralized financing assets are measured using the more observable fair value of the collateralized liabilities. See Note 2 — “Summary of Significant Accounting Policies.”
The following tables summarize the significant unobservable inputs supporting the fair value measurement of our investments in commercial loans:

$ in thousands	September 30, 2025
Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Rate(2)	Range	Weighted Average Life (years)(1)(2)
Commercial loans	$2,933,631	Discounted cash flow	Discount rate	6.71%	5.12% - 11.85%	0.40

$ in thousands	December 31, 2024
Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Rate(2)	Range	Weighted Average Life (years)(1)(2)
Commercial loans	$2,391,078	Discounted cash flow	Discount rate	7.16%	5.90% - 12.12%	0.56
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
The following table shows a reconciliation of the beginning and ending fair value measurements of our revolving credit facility:

$ in thousands	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Beginning Balance	$—	$—
Proceeds from revolving credit facility	85,000	220,000
Repayment of revolving credit facility	(85,000)	(220,000)
Net unrealized (gain) loss	—	—
Ending Balance	$—	$—

Valuation of Secured Financing Facilities

We have entered into secured financing facilities to provide floating rate financing for our commercial real estate loan investments. Our secured financing facilities are carried at fair value based on significant unobservable inputs and are classified as Level 3. The following tables show a reconciliation of the beginning and ending fair value measurements of our secured financing facilities:

	Three Months Ended September 30, 2025
$ in thousands	Secured Lending Agreements	Term Lending Agreements	Total
Beginning Balance	$1,679,778	$147,732	$1,827,510
Proceeds from secured financing facilities	545,632	74,322	619,954
Repayments of secured financing facilities	(136,682)	—	(136,682)
Net unrealized (gain) loss	(215)	(73)	(288)
Unrealized foreign currency (gain) loss	(5,076)	—	(5,076)
Ending Balance	$2,083,437	$221,981	$2,305,418

	Nine Months Ended September 30, 2025
$ in thousands	Secured Lending Agreements	Term Lending Agreements	Total
Beginning Balance	$1,720,350	$134,518	$1,854,868
Proceeds from secured financing facilities	1,354,525	87,477	1,442,002
Repayments of secured financing facilities	(1,015,243)	—	(1,015,243)
Net unrealized (gain) loss	(192)	(14)	(206)
Unrealized foreign currency (gain) loss	23,997	—	23,997
Ending Balance	$2,083,437	$221,981	$2,305,418
The following tables summarize the significant unobservable inputs used in the fair value measurement of our secured financing facilities:

	September 30, 2025
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)(1)
Secured financing facilities	Discounted cash flow	Discount rate	5.01%	4.09% - 6.45%	0.39

	December 31, 2024
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)(1)
Secured financing facilities	Discounted cash flow	Discount rate	6.20%	4.88% - 6.72%	0.56

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

9.Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of accounts payable, accrued expenses and other liabilities as of September 30, 2025 and December 31, 2024.

$ in thousands	September 30, 2025	December 31, 2024
Accounts payable and accrued expenses	$2,034	$2,073
Subscriptions paid in advance (1)	18,499	19,784
Accrued common stock repurchases	257	55
Other liabilities	2,232	1,247
Total	$23,022	$23,159
(1) Represents subscriptions received by our transfer agent prior to the date the subscriptions are effective.
10.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates as of September 30, 2025 and December 31, 2024.

$ in thousands	September 30, 2025	December 31, 2024
Advanced organizational, offering and operating expenses	$11,706	$14,214
Reimbursable operating expenses	2,426	3,454
Adviser commitment fee payable	2,949	2,357
Stockholder servicing fees	19,833	8,503
Management fees	1,685	746
Performance fees	2,791	2,068
Total	$41,390	$31,342
Advanced Organizational, Offering and Operating Expenses
Under the terms of our Amended and Restated Advisory Agreement (“Advisory Agreement”), the Adviser advanced all of our organizational, offering and operating expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through May 31, 2024. Starting in December 2024, we began reimbursing the Adviser for these costs ratably over 52 months. As of September 30, 2025, we owe the Adviser approximately $11.7 million (December 31, 2024: $14.2 million) for the remaining outstanding balance of the expenses advanced by the Adviser under this arrangement.
Reimbursable Operating Expenses
Operating expenses incurred by the Adviser on our behalf after May 31, 2024 are reimbursed quarterly to the Adviser, and the balance outstanding as of September 30, 2025 and December 31, 2024 is listed in the above table as “Reimbursable operating expenses.”

Starting with the quarter ended June 30, 2025, we may not reimburse the Adviser at the end of any fiscal quarter for Total Operating Expenses (as defined in the Advisory Agreement) that exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”) for the four consecutive fiscal quarters then ended. We may reimburse the Adviser for operating expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended September 30, 2025 did not exceed the 2%/25% Guidelines.
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
Stockholder Servicing Fees and Other Selling Commissions
Invesco Distributors, Inc. (the “Dealer Manager”) is entitled to receive upfront selling commissions and stockholder servicing fees for Class S, Class S-1, Class D and Class D-1 shares sold in the Continuous Offering. The Dealer Manager reallows (pays) all or a portion of the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers and will waive stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such service. We did not issue any Class D-1 shares as of September 30, 2025.
We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class S, Class S-1, Class D and Class D-1 share is sold during the Continuous Offering. The following table summarizes stockholder servicing fees paid for the nine months ended September 30, 2025 and the year ended December 31, 2024.

$ in thousands	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares
For the nine months ended September 30, 2025	$13	$1,873	$—	$—
For the year ended December 31, 2024	$1	$761	$—	$—
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
We will cease paying the stockholder servicing fee with respect to any Class S or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager, in conjunction with the transfer agent, determines that total upfront selling commissions and stockholder servicing fees paid with respect to the shares held by the stockholder within such account would exceed, in the aggregate, 8.75% of the gross proceeds (7.75% for clients of certain participating broker dealers) from the sale of such shares (including the gross proceeds of any shares issued under our distribution reinvestment plan upon the reinvestment of distributions paid with respect thereto or with respect to any shares issued under our distribution reinvestment plan). At the end of such month, such Class S or Class D share will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such share. Such servicing fee limit does not apply to Class S-1 and Class D-1 shares.
Management Fee and Performance Fee
Under the terms of our Advisory Agreement, we pay the Adviser a management fee equal to 1.0% per annum of NAV, calculated monthly before giving effect to any accruals for the management fee, stockholder servicing fees, performance fees or any distributions, with respect to our Class S, Class S-1, Class D, Class D-1 and Class I shares. We also pay the Adviser a performance fee equal to 10% of our “Performance Fee Income” with respect to our Class S, Class S-1, Class D, Class D-1 and Class I shares.
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

Performance Fee Income with respect to each class of common shares subject to a performance fee means the net income (determined in accordance with GAAP) allocable to such class of common shares subject to adjustment as defined under the terms of our Advisory Agreement. During the period that the Adviser advanced our organizational, offering and operating expenses, net income for purposes of the performance fee calculation excluded these advanced expenses. After the period that the Adviser advanced our organizational, offering and operating expenses, net income for purposes of the performance fee calculation includes previously advanced expenses that are to be repaid to the Adviser during the period. We will not pay the Adviser a performance fee with respect to any class of shares that has a negative total return per share for the calendar year, and the Advisory Agreement does not prohibit the Adviser from entering into economic or other arrangements with other persons. For purposes of the performance fee calculation, total return per share is defined as an amount equal to: (i) the cumulative distributions per share accrued with respect to such class of common shares since the beginning of the calendar year plus (ii) the change in NAV per share of such class of common shares since the beginning of the calendar year, prior to giving effect to (y) any accrual for performance fees with respect to such class of common shares or (z) any applicable stockholder servicing fees.
The management fee and the performance fee are payable in cash or Class E shares at the option of the Adviser. Management fees and performance fees began to accrue on March 1, 2024. Management fees are accrued monthly and paid quarterly in arrears and performance fees are paid annually. During the three and nine months ended September 30, 2025, we incurred management fees of $1.7 million and $4.1 million, respectively, of which $1.7 million is accrued as a component of due to affiliates on our condensed consolidated balance sheets as of September 30, 2025. During the three and nine months ended September 30, 2025, we incurred performance fees of $1.5 million and $2.8 million, respectively, of which $2.8 million is accrued as a component of due to affiliates on our condensed consolidated balance sheets as of September 30, 2025. During the three and nine months ended September 30, 2025, we issued 52,637 and 123,428 Class E shares, respectively, as payment for the management fees earned. During the three and nine months ended September 30, 2025, we issued — and 81,185 Class E Redeemable Common Stock shares, respectively, as payment for the performance fees earned. The shares issued to the Adviser for payment of the management fee and performance fee were issued at the applicable NAV per share at the end of each quarter for which the fees were earned.
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
Our Adviser is subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it. The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. We incurred $0.4 million and $1.4 million, respectively, of costs for support personnel provided by the Adviser for the three and nine months ended September 30, 2025 that are recorded as a component of due to affiliates on our condensed consolidated balance sheets and as general and administrative expenses on our condensed consolidated statements of comprehensive income. During the three and nine months ended September 30, 2024, we incurred $0.2 million and $0.7 million of costs for support personnel provided by the Adviser.
The Adviser serves as Collateral Manager to the Company’s consolidated CLO and has waived any and all fees payable to the Adviser or any of its affiliates for this service for so long as it or any of its affiliates acts as the Collateral Manager and as manager of the Operating Partnership.
Acquisition of Loans From Affiliate
During the three months ended September 30, 2025, the Company invested in certain loans secured by industrial real estate in Italy through the acquisitions of two tranches of loans from a subsidiary of Invesco CMI Europe Consolidator SCSp (“CMI Europe”), a fund managed by an affiliate of the Adviser. The loans initially were comprised of €63.5 million of whole loans in two tranches under a master credit facility up to €300.0 million. The purchases were at par, which was deemed representative of fair value. The Company also received a portion of the origination fee that CMI Europe had charged to the borrower equal to 1.05% of the acquired loans on a fully funded basis from the affiliate. Pursuant to the Company’s Advisory Agreement, 50 basis points of the commitment fee is payable to the Adviser. The loans bear interest at Euribor plus a spread for an all-in rate of 6.28% and 5.51%. At September 30, 2025, the aggregate principal balance of the loans was €63.5 million, or $74.5 million. While cross-collateralization and cross-default provisions are present with the master credit facility, each of our acquired tranches are isolated from risk of loss with respect to other loans under the master credit facility.

Related Party Share Ownership
The tables below summarize the number of shares and the total purchase price of the shares owned by affiliates as of September 30, 2025 and as of December 31, 2024.

	September 30, 2025
$ in thousands, except share amounts	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total Purchase Price
Invesco Realty, Inc.(1)	1,196,923	—	1,197,628	—	1,194,434	1,189,256	—	$120,000
Invesco Advisers, Inc.(2)	—	—	—	—	—	222,616	—	5,673
Members of our board of directors (3)	—	—	—	—	—	36,946	—	947
Total	1,196,923	—	1,197,628	—	1,194,434	1,448,818	—	$126,620

	December 31, 2024
$ in thousands, except share amounts	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total Purchase Price
Invesco Realty, Inc.(1)	1,496,143	—	1,497,041	—	1,492,906	1,483,196	—	$150,000
Invesco Advisers, Inc.(2)	—	—	—	—	—	35,937	—	908
Members of our board of directors (3)	—	—	—	—	—	25,416	—	646
Total	1,496,143	—	1,497,041	—	1,492,906	1,544,549	—	$151,554

(1) Shares issued to Invesco Realty, Inc. are governed by the terms of the Invesco Subscription Agreement and classified as redeemable common shares on our condensed consolidated balance sheets. See Note 11 — “Redeemable Common Stock - Related Party” for further information.
(2) Shares issued to Invesco Advisers, Inc. are governed by the terms of our Advisory Agreement and classified as redeemable common shares on our condensed consolidated balance sheets. See Note 11 — “Redeemable Common Stock - Related Party” for further information.
(3) Represents shares issued to members of our board of directors, including stock awards under our share-based compensation plan. Total Purchase Price for stock awards issued under our share-based compensation plan represents the value of shares issued as equity compensation.

11.Redeemable Common Stock - Related Party
Invesco Realty, Inc. (“Invesco Realty”), an affiliate of Invesco, has committed to purchase up to $300.0 million in shares of our common stock (the “Invesco Subscription Agreement”). Invesco Realty has committed to purchase $150.0 million in capital under the Invesco Subscription Agreement in one or more closings through March 23, 2028. We may also call up to $150.0 million in additional capital (for a total of $300.0 million) if needed to avoid triggering any concentration limit imposed by a third party in connection with its distribution or placement of our shares or for purposes of repaying indebtedness drawn on the revolving credit facility. As of September 30, 2025, we had called $120.0 million of the total $300.0 million. The remaining uncalled amount serves as collateral for the revolving credit facility.

Invesco Realty may not submit its shares for repurchase under the share repurchase plan described in Note 12 — “Stockholders’ Equity” until the earlier of March 23, 2028 and the date that our aggregate NAV is at least $1.5 billion. We can only accept a repurchase request from Invesco Realty after all requests from unaffiliated stockholders have been fulfilled. We may elect to repurchase all or any portion of the shares acquired by Invesco Realty at any time at a per share price equal to the most recently determined NAV per share for each class (or another transaction price we believe reflects the NAV per share more appropriately than the prior month’s NAV per share). The Adviser or its affiliate must continue to hold at least $200,000 in shares for so long as Invesco or any affiliate thereof serves as our external adviser.
As discussed in Note 10 — “Related Party Transactions”, our management and performance fees are payable in cash or Class E shares at the option of the Adviser. Because the Adviser may elect to have the Company repurchase shares issued as payment for management fees or performance fees, we classify these shares as redeemable common stock. Class E shares issued to the Adviser as payment for management or performance fees are not subject to the repurchase limits of the Company’s share repurchase plan described in Note 12 — “Stockholders’ Equity,” any lockup period applicable to the Adviser, or any reduction penalty for an early repurchase. The Adviser also has the option to exchange Class E shares issued as payment for management or performance fees for Class S, Class S-1, Class D, Class D-1, Class F, or Class I shares. During the three months ended September 30, 2025, we issued 52,637 Class E shares to the Adviser as payment for management fees payable as of June 30, 2025.
The following tables summarize the changes in redeemable common stock for the nine months ended September 30, 2025 and 2024:

$ in thousands	Class S Redeemable Common Stock	Class D Redeemable Common Stock	Class I Redeemable Common Stock	Class E Redeemable Common Stock	Total Redeemable Common Stock
Balance as of December 31, 2024	$37,554	$37,554	$37,565	$38,694	$151,367
Issuance of redeemable common stock	—	—	—	2,814	2,814
Repurchase of redeemable common stock	(7,500)	(7,500)	(7,500)	(7,500)	(30,000)
Adjustment to carrying value of redeemable common stock	(4)	(5)	(1)	170	160
Balance as of March 31, 2025	$30,050	$30,049	$30,064	$34,178	$124,341
Issuance of redeemable common stock	—	—	—	1,062	1,062
Repurchase of redeemable common stock	—	—	—	(148)	(148)
Adjustment to carrying value of redeemable common stock	(23)	(22)	(39)	29	(55)
Balance as of June 30, 2025	$30,027	$30,027	$30,025	$35,121	$125,200
Issuance of redeemable common stock	—	—	—	1,348	1,348
Redeemable common stock repurchased	—	—	—	(311)	(311)
Adjustment to carrying value of redeemable common stock	—	—	(2)	70	68
Balance as of September 30, 2025	$30,027	$30,027	$30,023	$36,228	$126,305

$ in thousands	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total Redeemable Common Stock
Balance as of December 31, 2023	$26,335	$26,335	$26,335	$26,335	$105,340
Issuance of redeemable common stock	—	—	—	—	—
Adjustment to carrying value of redeemable common stock	—	—	—	—	—
Balance as of March 31, 2024	$26,335	$26,335	$26,335	$26,335	$105,340
Issuance of redeemable common stock	—	—	—	145	145
Repurchase of redeemable common stock	(25,000)	(25,000)	(25,000)	(25,000)	(100,000)
Adjustment to carrying value of redeemable common stock	35	35	13	92	175
Balance as of June 30, 2024	$1,370	$1,370	$1,348	$1,572	$5,660
Issuance of redeemable common stock	15,000	15,000	15,000	15,307	60,307
Adjustment to carrying value of redeemable common stock	—	—	24	33	57
Balance as of September 30, 2024	$16,370	$16,370	$16,372	$16,912	$66,024
The following tables summarize the changes in our outstanding shares of redeemable common stock shares for the nine months ended September 30, 2025 and 2024:

	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total Redeemable Common Stock
Outstanding Shares as of December 31, 2024	1,496,143	1,497,041	1,492,906	1,519,133	6,005,223
Issuance of redeemable common stock	—	—	—	110,485	110,485
Repurchase of redeemable common stock	(299,220)	(299,413)	(298,472)	(293,940)	(1,191,045)
Outstanding Shares as of March 31, 2025	1,196,923	1,197,628	1,194,434	1,335,678	4,924,663
Issuance of redeemable common stock	—	—	—	41,491	41,491
Repurchase of redeemable common stock	—	—	—	(5,792)	(5,792)
Outstanding Shares as of June 30, 2025	1,196,923	1,197,628	1,194,434	1,371,377	4,960,362
Issuance of redeemable common stock	—	—	—	52,637	52,637
Repurchase of redeemable common stock	—	—	—	(12,142)	(12,142)
Outstanding Shares as of September 30, 2025	1,196,923	1,197,628	1,194,434	1,411,872	5,000,857

	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total Redeemable Common Stock

Outstanding Shares as of December 31, 2023	1,052,487	1,052,487	1,052,487	1,052,464	4,209,925
Issuance of redeemable common stock	—	—	—	—	—
Outstanding Shares as of March 31, 2024	1,052,487	1,052,487	1,052,487	1,052,464	4,209,925
Issuance of redeemable common stock	—	—	—	5,792	5,792
Repurchase of redeemable common stock	(997,920)	(997,921)	(998,825)	(995,972)	(3,990,638)
Outstanding Shares as of June 30, 2024	54,567	54,566	53,662	62,284	225,079
Issuance of redeemable common stock	597,912	598,270	597,876	605,264	2,399,322
Balance as of September 30, 2024	652,479	652,836	651,538	667,548	2,624,401

12.Stockholders’ Equity
Stapled Unit Offerings of Preferred and Common Stock
On January 31, 2025, we redeemed all 111 Stapled Units and 117 New Stapled Units issued and outstanding. Each Stapled Unit consists of one share of 12.5% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), one Class S Share, one Class D Share and one Class I Share. Each New Stapled Unit consists of one share of Series A Preferred Stock and one Class S-1 Share. The cash redemption price for each share of stapled common stock was the NAV per share for the applicable share class as of December 31, 2024. Through the redemption of all Stapled Units and New Stapled Units, we redeemed all 228 issued and outstanding shares of our Series A Preferred Stock for approximately $232,000, plus accrued and unpaid dividends. The cash redemption price for each share of Series A Preferred Stock was $1,000. The excess of the consideration transferred over carrying value was accounted for as a deemed dividend and resulted in a reduction of approximately $27,000 in net income (loss) attributable to common stockholders for the nine months ended September 30, 2025. Prior to redemption, holders of our Series A Preferred Stock were entitled to receive dividends at an annual rate of 12.5% of the liquidation preference of $1,000 per share or $125.00 per share per annum.
Common Stock
The table below summarizes changes in our outstanding shares of common stock for the nine months ended September 30, 2025 and 2024. We did not issue any Class D-1 Shares as of September 30, 2025.

	Nine Months Ended September 30, 2025
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total
Total Outstanding Shares as of December 31, 2024	1,502,214	7,226,062	1,499,147	—	4,171,608	1,635,105	8,218,258	24,252,394
Issuance of common stock	3,969	3,261,421	8,211	—	1,088,268	8,244	—	4,370,113
Common stock distribution reinvestment	—	98,095	99	—	36,810	1,370	161,371	297,745
Issuance of redeemable common shares(1)	—	—	—	—	—	110,485	—	110,485
Repurchase of common stock	(111)	(21,833)	(111)	—	(8,678)	—	—	(30,733)
Repurchase of redeemable common stock	(299,220)	—	(299,413)	—	(298,472)	(293,940)	—	(1,191,045)
Total Outstanding Shares as of March 31, 2025	1,206,852	10,563,745	1,207,933	—	4,989,536	1,461,264	8,379,629	27,808,959
Issuance of common stock	146,445	3,203,781	—	—	1,542,452	9,001	—	4,901,679
Stock awards(2)	—	—	—	—	—	7,700	—	7,700
Issuance of redeemable common stock(1)	—	—	—	—	—	41,491	—	41,491
Common stock distribution reinvestment	240	133,400	198	—	48,497	1,484	157,380	341,199
Repurchase of common stock	—	(23,808)	—	—	(70,026)	(1,954)	—	(95,788)
Repurchase of redeemable common stock	—	—	—	—	—	(5,792)	—	(5,792)
Total Outstanding Shares as of June 30, 2025	1,353,537	13,877,118	1,208,131	—	6,510,459	1,513,194	8,537,009	32,999,448
Issuance of common stock	28,550	3,299,122	—	—	1,610,275	8,166	—	4,946,113
Issuance of redeemable common stock(1)	—	—	—	—	—	52,637	—	52,637
Stock awards(2)	—	—	—	—	—	2,082	—	2,082
Common stock distribution reinvestment	818	194,683	220	—	69,187	1,840	173,409	440,157
Repurchase of common stock	—	(30,234)	—	—	(45,072)	(1,562)	—	(76,868)
Repurchase of redeemable common stock	—	—	—	—	—	(12,142)	—	(12,142)
Total Outstanding Shares as of September 30, 2025	1,382,905	17,340,689	1,208,351	—	8,144,849	1,564,215	8,710,418	38,351,427
(1) Consists of shares issued to the Adviser for the payment of management fees and performance fees that are classified as redeemable common stock. See Note 11 — “Redeemable Common Stock - Related Party”.
(2) Represents shares issued to independent directors under the Incentive Plan.

	Nine Months Ended September 30, 2024
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total
Total Outstanding Shares as of December 31, 2023	1,052,598	1,054,174	1,052,598	—	1,383,506	1,067,805	—	5,610,681
Issuance of common stock to unaffiliated stockholders	—	1,467,311	—	—	656,221	57,994	—	2,181,526
Common stock distribution reinvestment	—	21,860	—	—	8,245	622	—	30,727
Total Outstanding Shares as of March 31, 2024	1,052,598	2,543,345	1,052,598	—	2,047,972	1,126,421	—	7,822,934
Issuance of common stock	5,757	1,258,476	—	—	448,043	10,707	4,747,348	6,470,331
Stock awards(1)	—	—	—	—	—	3,340	—	3,340
Issuance of redeemable common stock(2)	—	—	—	—	—	5,792	—	5,792
Common stock distribution reinvestment	—	71,248	—	—	31,704	1,582	—	104,534
Repurchase of common stock	—	—	—	—	(1,200)		—	(1,200)
Repurchase of redeemable common stock	(997,920)	—	(997,921)	—	(998,825)	(995,972)	—	(3,990,638)
Total Outstanding Shares as of June 30, 2024	60,435	3,873,069	54,677	—	1,527,694	151,870	4,747,348	10,415,093
Issuance of common stock	203	996,359	—	—	564,479	10,918	3,158,613	4,730,572
Issuance of redeemable common stock	597,912	—	598,270	—	597,876	605,264	—	2,399,322
Repurchase of common stock	—	—	—	—	(10,643)	—	—	(10,643)
Common stock distribution reinvestment	—	40,906	—	—	19,626	918	112,892	174,342
Total Outstanding Shares as of September 30, 2024	658,550	4,910,334	652,947	—	2,699,032	768,970	8,018,853	17,708,686
(1) Represents shares issued to independent directors under the Incentive Plan.
(2) Consists of shares issued to an Invesco affiliate for the payment of management fees and performance fees that are classified as redeemable common stock. See Note 11 — “Redeemable Common Stock - Related Party”.

Distributions
We are generally required to distribute at least 90% our taxable income to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Taxable income does not necessarily equal net income as calculated in accordance with GAAP.
For the three and nine months ended September 30, 2025, we declared distributions of $18.9 million and $46.2 million, respectively. We accrued $6.6 million for distributions payable, of which $0.9 million was accrued for distributions payable to related parties, in our condensed consolidated balance sheet as of September 30, 2025. For the three and nine months ended September 30, 2024, we declared distributions of $9.4 million and $23.0 million, respectively. We accrued $3.8 million for distributions payable, of which $1.0 million was accrued for distributions payable to related parties, in our condensed consolidated balance sheet as of December 31, 2024.
The tables below detail the aggregate distributions declared per share for each applicable class of stock for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30, 2025
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares
Aggregate distribution declared per share	$0.5400	$0.5400	$0.5400	$—	$0.5400	$0.5400	$0.5400
Stockholder servicing fee per share	(0.0071)	(0.0537)	(0.0003)	—	—	—	—
Net distribution declared per share	$0.5329	$0.4863	$0.5397	$—	$0.5400	$0.5400	$0.5400

	Nine Months Ended September 30, 2025
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares
Aggregate distribution declared per share	$1.5200	$1.5200	$1.5200	$—	$1.5200	$1.5200	$1.5200
Stockholder servicing fee per share	(0.0120)	(0.1598)	(0.0003)	—	—	—	—
Net distribution declared per share	$1.5080	$1.3602	$1.5197	$—	$1.5200	$1.5200	$1.5200

	Three Months Ended September 30, 2024
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares(3)
Aggregate distribution declared per share	$0.6300	$0.6300	$0.6300	—	$0.6300	$0.6300	$0.6300
Stockholder servicing fee per share	(0.0037)	(0.0537)	—	—	—	—	—
Net distribution declared per share	$0.6263	$0.5763	$0.6300	$—	$0.6300	$0.6300	$0.6300

	Nine Months Ended September 30, 2024
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares(3)
Aggregate distribution declared per share	$2.2700	$2.2700	$2.2700	—	$2.2700	$2.2700	$1.4100
Stockholder servicing fee per share	(0.0054)	(0.1600)	—	—	—	—	—
Net distribution declared per share	$2.2646	$2.1100	$2.2700	$—	$2.2700	$2.2700	$1.4100
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

During the three and nine months ended September 30, 2025, we fulfilled all requests under the share repurchase plan and repurchased 76,868 and 203,389 shares of common stock for $1.9 million and $5.1 million, respectively. For the three and nine months ended September 30, 2024, we repurchased 10,643 shares of common stock for $0.3 million and 11,843 shares of common stock for $0.3 million, respectively, and fulfilled all repurchase requests that were made under the share repurchase plan.
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
Share-Based Compensation Plan
During the nine months ended September 30, 2025, we awarded independent members of our board of directors 9,782 restricted shares of Class E common stock under the terms of our 2023 Equity Incentive Plan (the “Incentive Plan”). The restricted shares vest on the first anniversary of the grant date unless forfeited prior to such date, subject to certain conditions that accelerate vesting. During the nine months ended September 30, 2024, we awarded 3,340 restricted shares of Class E common stock that vest on the first anniversary of the grant date unless forfeited under the Incentive Plan. For the three and nine months ended September 30, 2025, we recognized $62,000 and $124,000, respectively, of compensation expense related to these awards. For the three and nine months ended September 30, 2024, we recognized $19,000 and $56,000, respectively, of compensation expense related to these awards. As of September 30, 2025 and 2024, we had 1,083,889 and 1,093,671 shares of common stock available for future issuance under the Incentive Plan, respectively.

13.Earnings per Common Share
Earnings per share for the three and nine months ended September 30, 2025 and 2024 is computed as presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share and per share amounts	2025	2024	2025	2024
Net income (loss) available to common stockholders	$18,884	$6,040	$38,806	$14,340

Weighted average common shares outstanding	36,546,539	14,499,660	31,729,758	10,817,646
Effect of dilutive restricted stock awards	678	77	263	229
Diluted weighted average common shares outstanding	36,547,217	14,499,737	31,730,021	10,817,875
Earnings (loss) per share:
Basic	$0.52	$0.42	$1.22	$1.33
Diluted	$0.52	$0.42	$1.22	$1.33
14.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of September 30, 2025, we had unfunded commitments of $313.8 million for certain of our commercial real estate loan investments. The unfunded commitments consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the weighted average remaining term of the related loans of 1.74 years.
We have also committed to pay counterparty legal, diligence and other fees in connection with new financing facilities in the ordinary course of business.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, the Company was not involved in any material legal proceedings.
15.Segment Reporting

We conduct our business as a single operating segment. Our chief operating decision maker (“CODM”) is a group comprised of the Company’s Chief Executive Officer and President, and Chief Financial Officer. The CODM uses net income as the basis for measuring segment profitability, allocating resources and assessing performance. Because the accounting policies for the segment are the same as those described in Note 2 — “Summary of Significant Accounting Policies,” to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2024, total segment net income and total segment assets are equal to total net income and total assets, as reported on our condensed consolidated statements of comprehensive income and condensed consolidated balance sheets, respectively. All revenues for the segment are derived from external customers.

The significant segment expenses regularly provided to the CODM, generally, include interest expense, debt issuance costs, management fees and general and administrative expenses, as separately presented on our condensed consolidated statements of comprehensive income. General and administrative expenses consist of directors’ and officers’ insurance, legal costs, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs.

16.Subsequent Events
Due From Servicer
The $61.4 million related to amounts collected by the loan servicer but not yet remitted to the Company’s consolidated CLO that was included in other assets was repaid in full on October 1, 2025.

Stockholders’ Equity
Subsequent to September 30, 2025, we issued the following shares of common stock:

$ in thousands except share amounts	Shares Issued to Third Parties	Shares Issued to Affiliates(1)(2)	DRP Shares(3)
Class S	20,822	—	344
Class S-1	1,869,068	—	79,432
Class D	—	—	77
Class D-1	—	—	—
Class I	987,384	—	28,114
Class E	9,753	65,655	658
Class F	—	—	60,801
Total	2,887,027	65,655	169,426

Total net proceeds(4)	$72,315	$—	$3,751
(1)Affiliates include related parties discussed in Note 10 — “Related Party Transactions”.
(2)Includes 65,655 Class E shares issued to our Adviser as payment for management fees of $1.7 million which is excluded from Total net proceeds.
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
Forward-looking statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are difficult to predict and are generally beyond our control. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. We caution you not to rely unduly on any forward-looking statements and urge you to carefully consider the factors described under the headings “Risk Factors” and "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report and our Annual Report on Form 10-K. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Market Conditions
For the quarter ended September 30, 2025, the Company originated nine commercial real estate loans with an aggregate total loan commitment amount of $619.6 million, resulting in $123.9 million of net committed equity and a net spot coupon of 10.65% based on the weighted average interest rate on our net committed equity position as of September 30, 2025. Net committed equity represents the Company’s whole loan commitments less the related secured financing.
The portfolio saw a slight decrease in weighted average net spread quarter-over-quarter, going from 6.87% in the second quarter 2025 to 6.84% in the third quarter 2025. The 6.84% net spread is an increase year-over-year compared to 6.67% in September 2024. The weighted average interest rate spread on our net committed equity position is comprised of the difference between the spread on our commercial real estate loans applied to the committed loan amounts less the spread on our borrowings applied to the total financing. This difference is divided by our net committed equity position. The weighted average interest rate is the spread combined with the applicable benchmark rate (in effect on September 30, 2025) after considering any impact of the interest rate floor.
Origination activity rose to 49% in the commercial real estate debt market during the first half of 2025 compared to the first half of 2024 and the number of active lenders remains limited compared to prior years. Bank originations increased during the first half of the year but are still meaningfully below the post-pandemic peak in 2022, and with financial conditions tightening post Liberation Day, we expect banks will still continue to have limited capacity to extend new credit. Increased competition amongst debt fund lenders in 2025 translated to spreads compressing by 30 to 40 basis points (dependent on property type) in the first half of the year. This spread compression stabilized in the third quarter with little to no market spread adjustments across property types.
The Federal Reserve cut interest rates in September 2025 and October 2025 by a total of 50 basis points, lowering the rates between 3.75% and 4.00%, marking the first cuts since December 2024. The European Central Bank held interest rates steady in September, balancing considerations around evolving global economic dynamics while also reaching the 2% inflation target. Management is continuing to monitor economic and market trends and impacts to central banks’ policies on an ongoing basis.

Outlook
Looking ahead, we believe the prospect of Federal Reserve rate cuts could serve as a catalyst for increased transaction activity. We expect lower rates may unlock capital that has remained sidelined during the recent period of monetary tightening and encourage refinancing, acquisitions, and new development. While larger banks may selectively re-enter the market, smaller and regional banks are likely to remain constrained by balance sheet challenges stemming from loans originated between 2021 and 2022, a period that saw low interest rates coupled with relatively high real estate valuations. Against this backdrop, we remain focused on maintaining credit discipline and leveraging the strength of our relatively new loan portfolio, with originations beginning in 2023. This positions the Company well to navigate evolving market conditions and capitalize on emerging opportunities.
We believe the Company is positioned to navigate the current market environment through a disciplined “credit-over-yield” investment framework and a portfolio that emphasizes sponsorship quality and structural protections. Because we originate or acquire loans secured by commercial real estate, we benefit from several structural advantages that help mitigate risk such as security in the capital stack, downside protection afforded by asset-backed lending, and limited correlation with traditional fixed income investments.
Q3 2025 Highlights
Capital Activity and Distributions
•Declared monthly net distributions totaling $18.9 million for the quarter ended September 30, 2025.
•Raised $119.7 million of net proceeds from the sale of our common stock through our Continuous Offering during the quarter ended September 30, 2025.
Investments
•Originated seven floating rate senior commercial real estate loans in the United States with a total commitment amount of $545.1 million and total outstanding principal amount of $511.8 million as of September 30, 2025, including self-storage, multifamily and industrial properties.
•Originated two floating rate senior commercial real estate loans of $74.5 million (£63.5 million) secured by a portfolio of logistics warehouses located in Italy.
•Purchased $2.1 million in real estate-related securities during the three months ended September 30, 2025.
•Two commercial real estate loans that served as collateral for our collateralized loan obligations were repaid during the quarter ended September 30, 2025. Principal and interest proceeds of $22.6 million were received and $61.4 million were due from our loan servicer as of September 30, 2025. The $61.4 million due from our loan servicer was repaid in full on October 1, 2025.
Financing Activity
•Received net borrowings of $483.3 million from our secured financing facilities for the three months ended September 30, 2025.
•Entered into an additional term lending agreement. The term lending agreement has a maximum facility size of $72.8 million and bears interest at a one-month term SOFR plus a spread.

Financial Condition
Investment Activities
We commenced investing in domestic commercial real estate loans in May 2023 and in European loans in September 2024. As of September 30, 2025, our portfolio consists of 70 commercial real estate loans with a fair value of $4.1 billion. We elected the fair value option for our commercial real estate loan investments and, accordingly, recognize any origination costs or fees associated with the loans in the period of origination. Our domestic loan investments earn interest at Term SOFR plus a spread and had a weighted average interest rate of 6.99% as of September 30, 2025. Our European loans earn interest at either three-month Euribor or three-month SONIA and had a weighted average interest rate of 6.34% at September 30, 2025. During the three months ended September 30, 2025, we earned $67.0 million of interest income on these loans.
The following table details overall statistics for our loan portfolio as of September 30, 2025, December 31, 2024, and September 30, 2024:

$ in thousands	September 30, 2025	December 31, 2024	September 30, 2024
Number of investments	70	46	35
Principal balance	$4,067,015	$2,390,362	$2,043,187
Fair value	$4,072,883	$2,391,078	$2,043,967
Unfunded loan commitments(1)	$313,752	$298,266	$245,991
Weighted-average interest rate(2)	6.89%	7.38%	7.98%
Weighted-average maximum maturity (years)(3)	3.8	4.3	4.4
Origination loan-to-value(4)	65%	63%	64%
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
(4)    Origination loan-to-value is generally based on the initial loan amount and the independent property appraisals at the time of origination.
The following charts illustrate the diversification and composition of our loan portfolio based on fair value as of September 30, 2025:
The following table details our loan activity:

	Three Months Ended	Nine Months Ended
$ in thousands	September 30, 2025	September 30, 2025
Loan originations	$585,935	$1,633,002
Loan fundings	24,062	97,154
Loan repayments and sales	(83,500)	(83,500)
Total net fundings	$526,497	$1,646,656

The following table provides details of our loan portfolio, on a loan-by-loan basis, as of September 30, 2025:

$ in thousands
Metropolitan Statistical Area	Property Type	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Current Maturity	Maximum Maturity(3)
Phoenix	Industrial	05/17/2023	7.50%	$136,000	$125,453	$125,895	6/9/2026	6/9/2028
San Jose	Multifamily	05/31/2023	7.31%	41,700	41,700	41,700	6/9/2026	6/9/2028
New York (4)	Multifamily	07/26/2023	7.26%	73,600	73,600	73,600	8/9/2026	8/9/2028
Los Angeles	Multifamily	08/04/2023	7.26%	85,180	81,037	81,037	10/9/2025	12/9/2025
Miami	Industrial	08/25/2023	7.51%	42,676	36,768	36,768	9/9/2026	9/9/2028
Richmond	Industrial	09/25/2023	7.50%	38,300	35,897	36,023	10/9/2026	10/9/2028
Atlanta	Industrial	11/06/2023	7.50%	92,950	87,877	88,184	11/9/2026	11/9/2028
Dallas	Multifamily	12/07/2023	6.96%	70,000	66,866	66,866	12/9/2026	12/9/2028
Seattle	Multifamily	12/12/2023	7.11%	68,500	68,500	68,500	12/9/2026	12/9/2028
New York	Multifamily	02/08/2024	7.16%	120,000	76,865	77,219	2/9/2027	2/9/2029
Orange County	Multifamily	03/05/2024	7.31%	56,600	56,556	56,556	3/9/2027	3/9/2029
Los Angeles	Multifamily	03/28/2024	7.16%	45,000	41,535	41,726	4/9/2026	4/9/2029
Los Angeles	Multifamily	04/12/2024	7.21%	66,050	62,265	62,547	4/9/2027	4/9/2029
New York	Multifamily	05/02/2024	7.16%	150,000	74,600	74,756	5/9/2027	5/9/2029
Fort Worth	Multifamily	05/15/2024	7.06%	22,500	21,775	21,775	6/9/2026	6/9/2029
Fort Worth	Multifamily	05/15/2024	7.06%	23,650	23,500	23,500	6/9/2026	6/9/2029
Orange County	Industrial	05/31/2024	7.01%	47,275	44,062	44,197	6/9/2027	6/9/2029
Dallas	Multifamily	06/07/2024	6.96%	40,740	38,886	38,901	6/9/2027	6/9/2029
San Francisco	Multifamily	06/17/2024	6.81%	33,500	31,331	31,473	7/9/2027	7/9/2029
Jacksonville	Multifamily	06/28/2024	7.26%	40,350	39,488	39,488	7/9/2027	7/9/2029
Various U.S.	Self-Storage	07/10/2024	7.36%	42,448	41,943	41,943	8/9/2027	8/9/2029
Houston	Multifamily	07/24/2024	7.06%	50,750	49,750	49,750	8/9/2026	8/9/2029
Tampa	Multifamily	08/01/2024	6.86%	41,750	41,750	41,750	8/9/2027	8/9/2029
Dallas	Multifamily	08/01/2024	7.01%	44,000	44,000	44,000	8/9/2026	8/9/2029
Las Vegas	Industrial	08/20/2024	6.96%	55,515	53,325	53,491	9/9/2027	9/9/2029
Various U.S.	Self-Storage	08/27/2024	7.36%	11,267	10,641	10,641	9/9/2027	9/9/2029
Washington D.C.	Multifamily	08/28/2024	6.91%	101,000	99,202	99,246	9/9/2027	9/9/2029
Various U.S.	Industrial	08/30/2024	7.56%	83,500	77,806	77,821	9/9/2027	9/9/2029
Various U.S.	Industrial	09/12/2024	6.91%	128,010	122,575	123,138	10/9/2027	10/9/2029
Various U.S.	Industrial	09/13/2024	6.91%	47,881	47,881	48,101	10/9/2027	10/9/2029
Europe	Industrial	09/26/2024	5.12%	107,392	107,392	107,444	10/9/2027	10/9/2028
Europe	Industrial	09/26/2024	5.54%	95,948	95,948	95,995	10/9/2027	10/9/2028
Bristol, United Kingdom	Industrial	09/26/2024	7.23%	111,567	111,567	111,724	10/9/2027	10/9/2028
Tacoma	Self-Storage	10/08/2024	7.36%	13,356	13,179	13,179	10/9/2027	10/9/2029
Gainesville	Self-Storage	10/08/2024	7.36%	7,030	6,978	6,979	10/9/2027	10/9/2029
Lynchburg	Self-Storage	10/08/2024	7.36%	14,225	13,760	13,760	10/9/2027	10/9/2029
Los Angeles	Multifamily	10/10/2024	7.01%	22,545	20,776	20,870	10/9/2026	10/9/2029
Washington D.C.	Multifamily	10/15/2024	6.86%	98,900	97,570	97,630	10/9/2027	10/9/2029
San Jose (5)	Industrial	10/31/2024	11.95%	30,000	24,262	24,262	10/31/2027	10/31/2029
New York (6)	Multifamily	12/06/2024	7.12%	61,897	61,397	61,679	12/9/2027	12/9/2029
Orange County	Industrial	12/13/2024	7.11%	67,832	54,473	54,657	1/9/2028	1/9/2030
Riverside	Industrial	12/17/2024	7.36%	58,092	49,216	49,377	1/9/2028	1/9/2030
Ft Lauderdale	Self-Storage	12/18/2024	7.36%	14,251	13,640	13,645	1/9/2028	1/9/2030
Chicago	Industrial	12/20/2024	7.11%	31,802	30,415	30,518	1/9/2028	1/9/2030
Austin	Industrial	01/16/2025	7.21%	26,042	22,554	22,631	2/9/2028	2/9/2030
Raleigh	Student Housing	01/30/2025	6.86%	43,460	40,146	40,277	2/9/2027	2/9/2030
Baton Rouge	Student Housing	02/06/2025	6.86%	29,500	24,840	24,918	2/9/2027	2/9/2030
Columbia	Student Housing	02/06/2025	6.86%	29,750	26,388	26,474	2/9/2027	2/9/2030
Portland	Multifamily	02/13/2025	6.86%	60,165	59,483	59,763	3/9/2027	3/9/2030
Austin	Student Housing	02/19/2025	6.86%	49,943	46,887	47,040	3/9/2027	3/9/2030
Eugene	Student Housing	02/19/2025	6.86%	73,053	66,792	67,010	3/9/2027	3/9/2030
Knoxville	Student Housing	02/20/2025	6.86%	98,290	82,726	83,128	3/9/2027	3/9/2030
Minneapolis	Self-Storage	03/11/2025	7.26%	7,475	7,107	7,089	4/9/2028	4/9/2030
Philadelphia	Self-Storage	03/11/2025	7.26%	6,715	6,273	6,258	4/9/2028	4/9/2030
Athens	Student Housing	04/01/2025	6.66%	22,000	20,782	20,844	4/9/2027	4/9/2030
Athens	Student Housing	04/01/2025	6.66%	27,200	24,297	24,367	4/9/2027	4/9/2030

$ in thousands
Metropolitan Statistical Area	Property Type	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Current Maturity	Maximum Maturity(3)
New York	Multifamily	04/15/2025	6.51%	25,682	21,448	21,448	5/9/2028	5/9/2030
Boston	Self-Storage	05/19/2025	7.01%	9,276	8,908	8,948	6/9/2028	6/9/2030
Portland	Multifamily	05/21/2025	6.56%	50,110	50,110	50,110	6/9/2027	6/9/2030
Various U.S.	Industrial	06/09/2025	6.46%	354,550	341,550	341,550	6/9/2028	6/9/2030
London, United Kingdom	Industrial	06/17/2025	6.94%	212,380	212,380	212,380	7/10/2027	7/10/2028
Seattle	Self-Storage	07/08/2025	6.96%	6,776	6,298	6,298	7/9/2028	7/9/2030
Orlando	Industrial	07/10/2025	6.86%	80,150	69,114	69,114	7/9/2028	7/9/2030
Europe	Industrial	07/28/2025	6.28%	51,922	51,922	51,922	10/7/2027	10/7/2029
Raleigh	Multifamily	08/08/2025	6.66%	47,870	40,550	40,550	8/9/2028	8/9/2030
Seattle	Multifamily	08/20/2025	6.71%	24,240	23,000	23,000	9/9/2028	9/9/2030
San Antonio	Industrial	09/11/2025	6.92%	39,546	33,860	33,860	10/9/2028	10/9/2030
Chicago	Multifamily	09/16/2025	6.56%	91,050	85,000	85,000	10/9/2028	10/9/2030
Various U.S.	Multifamily	09/30/2025	6.39%	255,500	254,000	254,000	10/9/2028	10/9/2030
Europe	Industrial	09/30/2025	5.51%	22,593	22,593	22,593	10/15/2027	10/15/2029
			6.89%	$4,380,767	$4,067,015	$4,072,883
(1)Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. Domestic loans earn interest at the one-month Term SOFR plus a spread. Euro denominated loans earn interest at three-month Euribor plus a spread. Our loans denominated in British pound sterling earn interest at three-month SONIA plus a spread.
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
(5)This loan is a mezzanine loan.
(6)The total whole loan is $61.9 million, including (i) a senior mortgage loan of $49.6 million and (ii) a mezzanine note of $12.3 million.
Significant Borrowers/Sponsors
As of September 30, 2025, we have invested in 70 commercial real estate loans with a fair value of $4.1 billion. Our portfolio includes four facilities and an individual loan affiliated with a single Sponsor that represent 16.4% of our loan portfolio. No facility or loan is greater than 10% of the portfolio. The facilities comprise individual loans that may have separate borrowers but are cross-collateralized and cross-defaulted. The loans are not cross-collateralized nor cross-defaulted across facilities; however, and the credit exposure of each facility’s loans is contained within its distinct facility.
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
Our loan portfolio had a weighted-average loan risk rating of 2.8 as of September 30, 2025 and December 31, 2024.

Real Estate-Related Securities
As of September 30, 2025, our liquid real estate-related securities portfolio consisted of investments in commercial mortgage-backed securities (“CMBS”). We did not hold real estate-related securities as of December 31, 2024. The following table details overall statistics for our investments in real estate-related securities as of September 30, 2025:

$ in thousands	September 30, 2025
Number of investments	8
Principal balance	$11,869
Amortized cost	$11,805
Fair value	$11,876
Period-end weighted average yield	6.37%
Weighted average maturity date	April 2038
Financing and Other Liabilities
We finance the majority of our commercial real estate loan portfolio through collateralized loan obligations and secured financing facilities, which are structured as repurchase agreements and term lending agreements.
Pursuant to our fair value option election described in the notes to our financial statements, we mark to market assets and liabilities associated with our financing arrangements for financial reporting purposes. Certain of our financing arrangements, however, are not contractually subject to credit or capital markets mark-to-market provisions with respect to margin call rights (i.e., liability repayment) and are referred in the below table as “Non-Mark-to-Market” financing arrangements.
We utilize a revolving line of credit as a short-term cash management tool to pay fees and expenses and bridge portfolio-level financing arrangements. Our revolving line of credit bears interest at a one-month Term SOFR plus a spread and had a weighted average borrowing rate of 7.18% as of September 30, 2025.
The table below summarizes our financing liabilities as of September 30, 2025(1). These facilities charge interest at one-month Term SOFR plus a spread for our USD denominated borrowings, three-month Euribor plus a spread for our Euro denominated borrowings, and three-month SONIA plus a spread for our British pound sterling denominated borrowings. Secured financing facilities had a weighted average borrowing rate of 5.77% as of September 30, 2025.

$ in thousands	Non-/Mark-to-Market	Maximum Facility Size	Amount Outstanding	Available Balance

Collateralized Loan Obligations
INCREF 2025-FL1	Non-Mark-to-Market	$998,234	$998,234	$—

Term Lending Agreements
INCREF Lending II	Non-Mark-to-Market	300,000	153,995	146,005
INCREF Lending III	Non-Mark-to-Market	72,840	68,000	4,840

Secured Lending Agreements
Term Financing
INCREF Lending I	Non-Mark-to-Market	837,517	732,560	104,957

Repurchase Agreements
Morgan Stanley Bank	Mark-to-Market	500,000	199,300	300,700
Citibank	Mark-to-Market	1,000,000	536,602	463,398
Barclays	Mark-to-Market	500,000	222,497	277,503
Wells Fargo	Mark-to-Market	300,000	270,341	29,659
Bank of Montreal	Mark-to-Market	25,000	—	25,000
Capital One	Mark-to-Market	250,000	121,749	128,251
		$4,783,591	$3,303,278	$1,480,313

Revolving Credit Facility		$162,000	$—	$162,000
(1)    See Note 5 — “Borrowings” and Note 6 — “Collateralized Loan Obligations” for important footnotes to the borrowings table and other disclosures.

Each of our secured financing facilities contains customary terms and conditions, including but not limited to, negative covenants relating to restrictions on our operations with respect to our status as a REIT, and financial covenants, such as a minimum interest coverage ratio covenant, a minimum tangible net worth covenant, a cash liquidity covenant and a leverage covenant.
With respect to our revolving credit facility, we are required to comply with customary loan covenants and event of default provisions that include, but are not limited to, negative covenants relating to restrictions on operations with respect to our status as a REIT, and financial covenants. Such financial covenants include a minimum aggregate net capital contributions to net costs of investments ratio covenant and a maximum leverage covenant.
As of September 30, 2025, we were in compliance with the covenants of our financing facilities.
On May 7, 2025, the Company financed a pool of loans and loan participations from its existing loan portfolio through a managed collateralized financing entity, “INCREF 2025-FL1” or “CLO Issuer”, contributing $1.2 billion of commercial real estate loan investments into the CLO Issuer and issuing $1.2 billion of notes. The Company retained $219 million of the CLO Issuer. The rated notes bear interest at Term SOFR plus a spread and will mature at par on the payment date in October 2042, unless redeemed or repaid prior thereto. The proceeds from the issuance, after payment of certain fees and expenses, were primarily used to repay amounts owed to certain repurchase agreement facility lenders.
The table below summarizes our collateralized loan obligations as of September 30, 2025.

	Facility				Collateral
$ in thousands	Term	Weighted Average Interest Rate(1)	Amount Outstanding	Fair Value	Count	Principal Balance Outstanding	Fair Value
INCREF 2025-FL1	Oct 2042	6.32%	$998,234	$1,003,461	28	$1,133,859	$1,139,252
Total			$998,234	$1,003,461	28	$1,133,859	$1,139,252

(1)    Represents the weighted average interest rate in effect as of September 30, 2025.

Results of Operations
For the three and nine months ended September 30, 2025 and 2024, our results of operations consisted of:

	Three Months Ended September 30,			Nine Months Ended September 30,
$ in thousands except per share amount	2025	2024	$ Change	2025	2024	$ Change
Net Interest Income
Commercial real estate loan interest income	$67,008	$29,889	$37,119	$169,070	$65,444	$103,626
Real estate related-securities interest income	168	—	168	218	—	218
Other interest income	1,505	534	971	3,539	1,362	2,177
Interest expense	(45,978)	(20,565)	(25,413)	(114,598)	(44,814)	(69,784)
Net interest income	22,703	9,858	12,845	58,229	21,992	36,237

Other Income (Expense)
Unrealized gain (loss) on loans, net	(3,995)	(273)	(3,722)	35,099	930	34,169
Unrealized gain (loss) on real estate-related securities, net	51	—	51	71	—	71
Unrealized gain (loss) on secured financing facilities, net	5,364	160	5,204	(23,791)	(762)	(23,029)
Unrealized gain (loss) on collateralized loan obligations, net	(1,911)	—	(1,911)	(7,064)	—	(7,064)
Gain (loss) on derivative instruments, net	1,987	(213)	2,200	(5,555)	(213)	(5,342)
Gain (loss) on foreign currency transactions, net	(33)	85	(118)	(141)	85	(226)
Commitment fee income, net of related party expense of $2,947, $8,312, $4,531 and $8,049 for the three and nine months ended September 30, 2025 and 2024, respectively	2,985	5,140	(2,155)	8,563	8,658	(95)
Other income and (expense), net	155	260	(105)	734	610	124
Total other income (expense), net	4,603	5,159	(556)	7,916	9,308	7,916

Expenses
Management and performance fees - related party	3,218	822	2,396	6,886	2,124	4,762
Debt issuance and other financing costs related to borrowings, at fair value	1,898	5,926	(4,028)	12,292	9,616	2,676
Organizational costs	—	8	(8)	2	27	(25)
General and administrative	3,306	2,214	1,092	8,130	5,172	2,958
Total expenses	8,422	8,970	(548)	27,310	16,939	10,371

Net income (loss)	$18,884	$6,047	$12,837	$38,835	$14,361	$24,474
Dividends to preferred stockholders	—	(7)	7	(2)	(21)	19
Issuance and redemption costs of redeemed preferred stock	—	—	—	(27)	—	(27)
Net income (loss) attributable to common stockholders	$18,884	$6,040	$12,844	$38,806	$14,340	$24,466

Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$0.52	$0.42	$0.10	$1.22	$1.33	$(0.11)
Diluted	$0.52	$0.42	$0.10	$1.22	$1.33	$(0.11)
Weighted average number of shares of common stock
Basic	36,546,539	14,499,660	22,046,879	31,729,758	10,817,646	20,912,112
Diluted	36,547,217	14,499,737	22,047,480	31,730,021	10,817,875	20,912,146
(1) Net income in the above table differs from comprehensive income in the condensed consolidated statements of comprehensive income due to the currency translation adjustment of $3,000, $152,000, $1,000 and $1,000 for the three and nine months ended September 30, 2025 and 2024, respectively. The currency translation adjustment represents gains or losses from converting consolidated foreign subsidiaries' financial statements into the parent company's reporting currency for financial reporting purposes. These amounts do not result from operations and are not reflected above in net income.

Net Income (Loss) attributable to Common Stockholders
Net income (loss) attributable to common stockholders increased by $12.8 million during the three months ended September 30, 2025, and increased by $24.5 million during the nine months ended September 30, 2025, as compared to September 30, 2024. We originated or acquired 9 and 26 loans during the three and nine months ended September 30, 2025, compared to 13 and 25 loan originations during the three and nine months ended September 30, 2024. The increase across both periods was primarily due to the increase in average earning assets during the period, as compared to September 30, 2024 and as illustrated in the table below.
Net Interest Income
Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2025	2024	2025	2024
Average earning assets(1)	$3,831,484	$1,607,102	$3,218,728	$1,118,126
Average earning assets yield(2)	7.01%	7.44%	7.02%	7.80%
(1)    Average earning assets are based on weighted month-end balances.
(2)    Average earning asset yield is calculated by dividing interest income by average earning assets. All yields are annualized. Average earning assets yield decreased compared to the prior period due to a combination of reduced benchmark rates and reduced pricing on our commercial real estate loan investments.
Interest Expense
The tables below present information related to our borrowings and cost of funds for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
$ in thousands	Average Borrowings(1)	Interest Expense	Average Cost of Funds(2)	Maximum Borrowings(3)	Average Borrowings(1)	Interest Expense	Average Cost of Funds(2)	Maximum Borrowings(3)
Secured financing facilities	$2,063,181	$29,479	5.72%	$2,305,044	$1,196,524	$19,859	6.64%	$1,604,766
Revolving credit agreement	3,696	68	7.34%	85,000	62,333	706	4.53%	130,000
Collateralized loan obligations	996,245	16,431	6.60%	996,397	—	—	—%	—
Total	$3,063,122	$45,978	6.01%	$3,386,441	$1,258,857	$20,565	6.53%	$1,734,766

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
$ in thousands	Average Borrowings(1)	Interest Expense	Average Cost of Funds(2)	Maximum Borrowings(3)	Average Borrowings(1)	Interest Expense	Average Cost of Funds(2)	Maximum Borrowings(3)
Secured financing facilities	$1,962,271	$88,057	5.98%	$2,305,044	$838,217	$43,682	6.95%	$1,604,766
Revolving credit agreement	5,370	293	7.28%	135,000	29,111	1,132	5.19%	130,000
Collateralized loan obligations	996,111	26,248	6.32%	996,397	—	—	—%	—
Total	$2,963,752	$114,598	6.10%	$3,436,441	$867,328	$44,814	6.89%	$1,734,766
(1) Average borrowings are generally based on weighted month-end balances. In the absence of month-end balances, average daily balances are used. Average borrowings increased to finance new investments which grew correspondingly during the period.
(2)    Average cost of funds is calculated by dividing annualized interest expense by average borrowings. Average cost of funds decreased compared to the prior period due to a combination of reduced benchmark rates and reduced pricing on our secured financing facilities.
(3)    Amount represents the maximum borrowings at each month-end within the period.

Other Income (Expense), Net
For the three and nine months ended September 30, 2025, we did not observe material changes in the collateral risks in our portfolio. We compared the features of our loans to the interest rates and terms required by lenders in the new loan origination market for similar loans, and the yield required by investors acquiring similar loans in the secondary market. We also compared current market and collateral conditions to those present at origination or acquisition. Similarly, for our secured financing facilities, we reviewed market interest rates, which reflect estimates for how lenders would price equivalent loans for the remaining terms, for similar borrowing agreements with comparable loan-to-value ratios and credit profiles.
Unrealized gain (loss) on loans, net, and Unrealized gain (loss) on secured financing facilities, net
Other income (expense) includes unrealized gains (losses) on loans and secured financing facilities, each of which is comprised of unrealized fair value market price changes and unrealized changes in foreign exchange rates. The tables below present these components for the three and nine months ended September 30, 2025 and 2024:

$ in thousands	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Loans
Unrealized gain (loss) on fair value marks	$2,353	$5,144
Unrealized gain (loss) on foreign exchange revaluation	(6,348)	29,955
Unrealized gain (loss) on loans, net	$(3,995)	$35,099

Secured financing facilities
Unrealized gain (loss) on fair value marks	$288	$206
Unrealized gain (loss) on foreign exchange revaluation	5,076	(23,997)
Unrealized gain (loss) on secured financing facilities, net	$5,364	$(23,791)

$ in thousands	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Loans
Unrealized gain (loss) from fair value marks in investments, net	$(423)	$780
Unrealized gain (loss) on foreign exchange revaluation	150	150
Unrealized gain (loss) on loans, net	$(273)	$930

Secured financing facilities
Unrealized gain (loss) on fair value marks	$307	$(615)
Unrealized gain (loss) on foreign exchange revaluation	(147)	(147)
Unrealized gain (loss) on secured financing facilities, net	$160	$(762)
Unrealized gain (loss) on collateralized loan obligations, net
Unrealized gain (loss) on collateralized loan obligations, net was a net loss of $1.9 million and $7.1 million for the three and nine months ended September 30, 2025, respectively. As the Company entered into the related CLO in 2025, there were no unrealized gains or losses on collateralized loan obligations in the three and nine months ended September 30, 2024.
Gain (loss) on derivatives, net
We enter into currency forward contracts to help mitigate the impact of changes in foreign currency exchange rates on our investments and financing transactions denominated in currencies other than the United States dollar. Despite being economic hedges, we have elected not to treat our foreign currency forwards as hedges for accounting purposes and, therefore, the realized and unrealized gains and losses associated with such instruments are included in gain (loss) on derivative instruments, net and may not fully offset the foreign exchange gains and losses on the loans and secured financing facilities. For the three and nine months ended September 30, 2025, we recorded an unrealized gain on currency forward contracts of $2.0 million and an unrealized loss of $5.6 million, respectively. For the three and nine months ended September 30, 2024, we recorded an unrealized loss on currency forward contracts of $0.2 million.

The following table illustrates the unrealized foreign exchange impact recognized in the condensed consolidated statements of comprehensive income in the three and nine months ended September 30, 2025, of our loans and secured financing arrangements as well as the offsetting gain (loss) on derivative instruments in the periods:

$ in thousands	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Unrealized foreign exchange gain (loss) on loans	$(6,348)	$29,955
Unrealized foreign exchange gain (loss) on secured financing facilities	5,076	(23,997)
Gain (loss) on derivative instruments, net	1,987	(5,555)
Net impact of hedged foreign exchange	$715	$403

Commitment fee income, net of related party expense
Borrowers pay a commitment fee that is calculated as a percent of the whole loan on a fully-funded basis, as determined by the Adviser at the time of origination. We pay our Adviser 50% (not to exceed 0.5% of the whole loan amount on a fully-funded basis) of any commitment fee charged to borrowers in connection with each new loan. We recognize commitment fees immediately in earnings because we elected the fair value option for our loan investments. For the three and nine months ended September 30, 2025, respectively, we earned approximately $3.0 million and $8.6 million of commitment fee income, after related party expenses. We originated nine and 26 loans during the three and nine months ended September 30, 2025, compared to 13 and 25 loan originations during the three and nine months ended September 30, 2024.
Expenses
Our expenses for the three and nine months ended September 30, 2025 totaled $8.4 million and $27.3 million, respectively, and primarily consisted of management and performance fees, debt issuance and other financing costs, and general and administrative expenses. Expenses decreased by $0.5 million as compared to the three months ended September 30, 2024, due primarily to lower debt issuance and other financing costs, offset by increases in management fees, performance fees and general and administrative expenses. Expenses increased by $10.4 million as compared to the nine months ended September 30, 2024, due to the increase in the Company’s business activities since September 30, 2024. The number of commercial real estate loan investments had increased to 70 at September 30, 2025 from 35 at September 30, 2024.

Management fees and performance fees began to accrue on March 1, 2024. Management fees are accrued monthly and paid quarterly in arrears and performance fees are paid annually. The management fee is based on our NAV and is paid to the Adviser as compensation for services provided under the Advisory Agreement. The performance fee is based on Performance Fee Income, as defined in our Advisory Agreement. We will not pay the Adviser a performance fee with respect to any class of shares that has a negative total return per share for the calendar year. Total return is determined based on total distributions plus the change in NAV. During the three and nine months ended September 30, 2025, we incurred management fees of $1.7 million and $4.1 million and performance fees of $1.5 million and $2.8 million, respectively, compared to management fees of $0.5 million and $0.9 million and performance fees of $0.4 million and $1.2 million, incurred in the three and nine months ended September 30, 2024, respectively.

We expense debt issuance costs as incurred because we elected the fair value option for our secured financing facilities and revolving credit facility. When we incur debt issuance costs prior to a debt facility closing, we expense the costs as incurred if we intend to elect the fair value option to account for the debt facility and the closing is probable as of the balance sheet date. Our debt issuance and other financing costs primarily consist of upfront lender fees and legal costs directly associated with entering into our debt facilities. For the three months ended September 30, 2025, debt issuance and other financing costs decreased by $4.0 million as compared to the three months ended September 30, 2024 due to increased financing activity in the 2024 period, notably the entrance into INCREF Lending I and INCREF Lending II. For the nine months ended September 30, 2025, debt issuance and other financing costs increased by $2.7 million as compared to the nine months ended September 30, 2024 due to increased business activity and current year CLO financing. For the three and nine months ended September 30, 2025, average secured financing facilities borrowings were $2.1 billion and $2.0 billion, respectively, as compared to $1.2 billion and $838.2 million for the three and nine months ended September 30, 2024, respectively.
Our general and administrative expenses primarily consisted of accounting, auditing, legal and other professional fees. Our general and administrative expenses for the three and nine months ended September 30, 2025 increased by $1.1 million and $3.0 million, respectively, as compared to the three and nine months ended September 30, 2024. The increase is primarily due to accounting, legal and other professional fees reflective of the increase in activity over the comparative period.

Net Asset Value (“NAV”)
We calculate our NAV each month in accordance with valuation guidelines approved by our board of directors. We calculate our NAV for each class of shares based on the net asset values of our investments (including but not limited to commercial real estate loans and debt securities), the addition of any other assets (such as cash, restricted cash, receivables, and other assets obtained in the ordinary course of business), and the deduction of any liabilities (including but not limited to financing facilities, Company-level credit facilities, securitized loans, payables, and other liabilities incurred in the ordinary course of business). NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV differs from GAAP. NAV is not equivalent to stockholders’ equity or any other GAAP measure.
The following table details the major components of our NAV as of September 30, 2025 and December 31, 2024:

$ in thousands, except share data	September 30, 2025	December 31, 2024
Commercial real estate loan investments, at fair value	$4,072,883	$2,391,078
Real estate-related securities, at fair value	11,876	—
Cash and cash equivalents	105,924	80,221
Restricted cash	41,210	19,813
Interest receivable	19,861	12,600
Derivative assets, at fair value	651	4,064
Other assets(1)	62,746	332
Unamortized debt costs	15,722	5,780
Secured lending agreements, at fair value	(2,083,437)	(1,720,350)
Term lending agreements, at fair value	(221,981)	(134,518)
Collateralized loan obligations, at fair value	(1,003,461)	—
Interest payable	(12,151)	(8,344)
Derivative liabilities, at fair value	(2,211)	—
Dividends and distributions payable	(6,596)	(3,765)
Accounts payable, accrued expenses and other liabilities	(23,022)	(23,159)
Due to affiliates(2)	(10,158)	(8,756)
Preferred stock liquidation preference	—	(228)
Net asset value	$967,856	$614,768
Number of outstanding shares(3)	38,351,427	24,252,394
(1)    Other assets include $0.9 million of prepaid expenses, $0.2 million of deferred offering costs, $61.4 million principal and interest due from servicer, and $0.2 million related to the elimination of the impact of the net mark-to-market on retained CLO interests as of September 30, 2025. As of December 31, 2024, other assets include $94,000 of prepaid expenses, excluding $86,000 of certain prepaid expenses advanced by the Adviser, and $0.2 million of deferred offering costs.
(2)    Excludes (i) amounts advanced by the Adviser of $11.7 million and $14.2 million for organizational, offering and operating expenses as of September 30, 2025 and December 31, 2024, respectively and (ii) accrued stockholder servicing fees not currently payable to the Dealer Manager of $19.5 million and $8.4 million as of September 30, 2025 and December 31, 2024, respectively.
(3)    Includes 5,000,857 and 6,005,223 shares of common stock held by an Invesco affiliate that are classified as redeemable common stock as of September 30, 2025 and December 31, 2024, respectively.
The following table provides a breakdown of our total NAV and NAV per share by class as of September 30, 2025:

$ in thousands, except per share data	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Class F Shares	Total
Net asset value	$34,505	$434,461	$30,125	$203,774	$40,138	$224,853	$967,856
Number of outstanding shares(1)	1,382,905	17,340,689	1,208,351	8,144,849	1,564,215	8,710,418	38,351,427
NAV Per Share(2)	$24.95	$25.05	$24.93	$25.02	$25.66	$25.81
(1) Includes 1,196,923 Class S shares, 1,197,628 Class D shares, 1,194,434 Class I shares and 1,411,872 Class E shares that are classified as redeemable common stock.
(2)    As of September 30, 2025, we had not sold any Class D-1 shares.

Reconciliation of Stockholders’ Equity to NAV

NAV is not a measure used under generally accepted accounting principles in the United States (“GAAP”). In addition, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. Our monthly NAV is determined in accordance with valuation guidelines that have been approved by our board of directors. The treatment of certain assets and liabilities used for the determination of NAV under these guidelines differs from GAAP. NAV is not equivalent to Stockholders’ equity or any other GAAP measure.
The following table reconciles GAAP stockholders’ equity per our condensed consolidated balance sheets to our NAV:

$ in thousands	September 30, 2025	December 31, 2024
Stockholders' equity	$794,394	$435,349
Adjustments:
Redeemable common stock - related party	126,305	151,367
Advanced organizational, offering and operating expenses(1)	11,706	14,128
Accrued stockholder servicing fees not currently payable(2)	19,526	8,372
Unamortized debt costs	15,722	5,780
Elimination of impact of net mark-to-market on retained CLO interests	203	—
Preferred stock liquidation preference	—	(228)
NAV	$967,856	$614,768
(1)    Excludes $— and $86,000 of certain prepaid expenses advanced by the Adviser that are classified as other assets in our GAAP condensed consolidated financial statements as of September 30, 2025 and December 31, 2024, respectively.
(2)    We have accrued stockholder servicing fees totaling $19.8 million of which $0.3 million is currently payable to the Dealer Manager as of September 30, 2025 and totaling $8.5 million of which $0.1 million was payable to the Dealer Manager as of December 31, 2024.
We classify common stock held by Invesco Realty, Inc., an affiliate, as redeemable common stock, which is not a component of stockholders’ equity on our GAAP condensed consolidated balance sheets. Due to the redemption terms and other features of these shares described in Note 11 — “Redeemable Common Stock - Related Party” of our Condensed Consolidated Financial Statements, we include the redemption value of these shares in our NAV as of each reporting date.

Given their timing and substantial size, reflecting organizational, offering and operating expense in NAV when incurred can be overly punitive to the NAV per share of early investors and reduce cash available for new investments that will inure to the benefit of later investors. To help mitigate the impact of this timing difference, the Adviser incurred the bulk of these costs on our behalf and agreed to allow them to be repaid after a reasonable initial period over a fixed period of time. Under the terms of our Advisory Agreement, the Adviser advanced all of our organizational, offering and operating expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through May 31, 2024. Starting in December of 2024, we began reimbursing the Adviser for these costs ratably over 52 months. We will decrease our NAV by the amount of each monthly repayment made to the Adviser during the reimbursement period. These costs were expensed as incurred in our GAAP financial statements.

Under the terms of our agreement, the Dealer Manager is entitled to receive upfront selling commissions and stockholder servicing fees for Class S, Class S-1, Class D, and Class D-1 shares sold in the Continuous Offering. Under GAAP, we accrue the full amount of stockholder servicing fees payable over an estimated investor holding period as an offering cost at the time each Class S, Class S-1, Class D and Class D-1 share is sold during the Continuous Offering and treat the amount as an offset (reduction) to Additional Paid-In Capital. As the actual monthly amounts are remitted to the Dealer Manager, the NAV is reduced by a corresponding amount.

We have elected the fair value option for our financing facilities and expense debt issuance costs in accordance with GAAP. However, when calculating our NAV, we capitalize debt issuance and other financing costs, including original issuance discounts, as incurred and expense the costs over the life of the financing arrangement so that the costs to maintain the financing arrangement are borne by all investors who benefit from their use, rather than just those who were invested during the period in which the financing arrangement was implemented.

The consolidated CLO assets and notes held by third parties are presented on the condensed consolidated balance sheet at fair value and are also included in our NAV as assets and liabilities at fair value. The difference between the consolidated CLO’s assets and the third-party liabilities is equivalent to the Company’s retained interest, which is eliminated in consolidation. The net changes in valuation of the CLO’s loan assets and third party notes from period to period is adjusted from GAAP when presenting NAV, as the Company will hold its retained interests until maturity, unless deemed permanently impaired. If the Adviser deems any portion of its retained interest impaired, such credit loss will be recognized in the net asset value calculation. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the terms of our retained interest.
Distributions
We generally intend to distribute substantially all of our taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to our stockholders each year to comply with the REIT provisions of the Code. Distributions are at the discretion of our board of directors and include a review of earnings, cash flow, liquidity and capital resources.
The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.
The following tables summarize our distributions declared during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Three Months Ended
	September 30, 2025		September 30, 2024
$ in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$6,642	35%	$2,473	26%
Reinvested in shares	12,220	65%	6,928	74%
Total distributions	$18,862	100%	$9,401	100%
Sources of Distributions
Cash flows from operating activities	$18,862	100%	$9,401	100%
Total sources of distribution	$18,862	100%	$9,401	100%

Net cash provided by operating activities	$20,492		$17,185

	Nine Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2024
$ in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$16,715	36%	$11,730	51%
Reinvested in shares	29,439	64%	11,231	49%
Total distributions	$46,154	100%	$22,961	100%
Sources of Distributions
Cash flows from operating activities	$46,154	100%	$22,961	100%
Total sources of distribution	$46,154	100%	$22,961	100%

Net cash provided by operating activities	$51,214		$35,711

The table below details the net distribution per share for each of our common share classes for the nine months ended September 30, 2025:

Declaration Date	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Class F Shares
January 31, 2025	$0.1599	$0.1418	$0.1600	$0.1600	$0.1600	$0.1600
February 28, 2025	0.1599	0.1436	0.1600	0.1600	0.1600	0.1600
February 28, 2025(1)	0.0200	0.0200	0.0200	0.0200	0.0200	0.0200
March 31, 2025	0.1599	0.1418	0.1600	0.1600	0.1600	0.1600
April 30, 2025	0.1592	0.1424	0.1600	0.1600	0.1600	0.1600
May 31, 2025	0.1582	0.1419	0.1600	0.1600	0.1600	0.1600
June 30, 2025	0.1580	0.1424	0.1600	0.1600	0.1600	0.1600
July 31, 2025	0.1577	0.1419	0.1599	0.1600	0.1600	0.1600
July 31, 2025(1)	0.0400	0.0400	0.0400	0.0400	0.0400	0.0400
August 31, 2025	0.1576	0.1419	0.1599	0.1600	0.1600	0.1600
September 30, 2025	0.1576	0.1425	0.1599	0.1600	0.1600	0.1600
September 30, 2025(1)	0.0200	0.0200	0.0200	0.0200	0.0200	0.0200
Total(2)	$1.5080	$1.3602	$1.5197	$1.5200	$1.5200	$1.5200
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
As of September 30, 2025, we had unfunded commitments of $313.8 million for certain of our commercial real estate loan investments. We currently believe that we have sufficient liquidity and capital resources available to settle these unfunded commitments, for the acquisition of additional investments, repayments on borrowings, the payment of cash dividends as required for continued qualification as a REIT, and to repurchase shares of our common stock under our share repurchase plan. Cash needs for items other than loan originations and asset acquisitions, including distributions, are generally met from operations, and cash needs for loan originations and asset acquisitions are funded by our continuous private offering and debt financings. However, there may be a delay between the sale of our shares and our origination of loan assets or purchase of assets that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.
We held cash and cash equivalents of $105.9 million and restricted cash of $41.2 million as of September 30, 2025. Included in restricted cash is $22.5 million of cash available to acquire eligible assets related to the CLO Issuer. Our cash and cash equivalents change due to normal fluctuations in cash balances related to the timing of principal and interest payments and loan origination and funding activity. Our restricted cash changes based on the volume of new subscriptions for our shares, for payment of dividends by foreign subsidiaries after regulatory approval has been obtained, and for cash held by the Company’s collateralized loan obligations issuer pending reinvestment in eligible collateral.

The following table sets forth changes in cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
$ in thousands	2025	2024
Cash flows from operating activities	$51,214	$35,711
Cash flows from investing activities	(1,719,392)	(1,429,500)
Cash flows from financing activities	1,715,246	1,401,591
Effect of exchange rate changes on cash, cash equivalents and restricted cash	32	1
Net change in cash, cash equivalents and restricted cash	$47,100	$7,803
Our operating activities provided net cash of $51.2 million for the nine months ended September 30, 2025, primarily driven by the increase from the prior period in net interest income, which is income generated by our investments less financing costs.
Our investing activities used net cash of $1.7 billion in the nine months ended September 30, 2025, and primarily consisted of cash used to originate 26 commercial real estate loan investments and to purchase eight CMBS securities during the period.
Our financing activities provided net cash of $1.7 billion in the nine months ended September 30, 2025. During the nine months ended September 30, 2025, we received proceeds from our secured financing facilities of $1.4 billion and from our CLO issuance of $995.7 million and used cash of $1.0 billion to repay certain secured financing facilities in relation to the CLO issuance. We also received net proceeds from the issuance of common stock of $335.7 million and net proceeds of $18.5 million from retail investor subscriptions paid in advance. We used cash of $15.9 million and $10.0 million during the nine months ended September 30, 2025 to pay dividends and debt issuance costs, respectively. Additionally, we used cash of $30.5 million to repurchase redeemable common stock.
As of September 30, 2025, our total assets were approximately $4.3 billion and consisted primarily of 70 investments in commercial real estate loans totaling $4.1 billion, restricted cash of $41.2 million and cash and cash equivalents of $105.9 million. We financed our commercial real estate loan investments with $2.3 billion of secured financing facility borrowings and $1.0 billion of collateralized loan obligations.
Our primary sources of liquidity as of September 30, 2025 and December 31, 2024 are summarized in the following table:

$ in thousands	September 30, 2025	December 31, 2024
Cash and cash equivalents	$105,924	$80,221
Available borrowings under revolving credit agreements	162,000	135,000
Available borrowings under secured financing facilities	1,480,313	1,008,228
	$1,748,237	$1,223,449
Our target Leverage Ratio is 50% to 65% of the aggregate value of the underlying collateral of our senior loan investments, and our maximum permitted Leverage Ratio is 65%. “Leverage Ratio,” defined by the investment guidelines adopted by our Board, is measured by dividing (x) the sum of our outstanding liabilities under our direct leverage portfolio-level financing facilities by (y) the aggregate of the underlying collateral securing the loans in our portfolio that are not subordinated loans at the time such leverage is incurred.
The collateralized loan obligation financing includes a 30-month reinvestment period (unless, before such date, all of the notes are redeemed or an event of default occurs and is continuing) during which we may acquire additional collateral interests, subject to the satisfaction of certain conditions set forth in the indenture, allowing us to generate incremental liquidity and maintain the aggregate amount of collateral assets in the CLO and the related financing that is outstanding.
We also may use Company-level credit facilities or other financing arrangements that are not secured by our loan portfolio assets or other investments as short-term cash management tools to pay fees and expenses and bridge portfolio-level financing arrangements. There is no limit on the short-term indebtedness we may incur under revolving credit facilities, but any of these amounts outstanding for 12 months or longer will be factored into the Leverage Ratio.
Invesco has committed to purchase $150.0 million in capital under the Invesco Subscription Agreement in one or more closings through March 23, 2028. We may also call up to $150.0 million in additional capital (for a total of $300.0 million) if needed to avoid triggering any concentration limit imposed by a third party in connection with its distribution or placement of our shares or for purposes of repaying indebtedness drawn on the revolving credit facility. As of September 30, 2025, we had called $120.0 million of the total $300.0 million. Invesco Realty may not submit its shares for repurchase under our share repurchase plan until the earlier of March 23, 2028 and the date that our aggregate NAV is at least $1.5 billion. We can only accept a repurchase request from Invesco Realty after all requests from unaffiliated stockholders have been fulfilled. We may elect to repurchase all or any portion of the shares acquired by Invesco’s affiliate at any time at a per share price equal to the most recently determined NAV per share for the applicable share class.
An institutional investor purchased $200 million of our Class F shares during 2024. The Class F stockholder may not submit its shares for repurchase under our share repurchase plan until the earlier of (i) the date our aggregate NAV reaches $1.5 billion and (ii) March 23, 2028. However, the Class F stockholder is entitled to request that we repurchase its shares in the event that there is a Key Person Event or a Material Strategy Change, as such terms are defined in the Class F subscription agreement.
If we are unable to continue raising substantial funds in our Continuous Offering, we will make fewer investments resulting in less diversification in terms of the type, number, and size of investments we make. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reduce our net income, and limit our ability to make distributions.
Reimbursement of Certain Costs Paid by the Adviser
Under the terms of our Advisory Agreement, the Adviser advanced all of our organizational, offering and operating expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through May 31, 2024. Starting in December 2024, we began reimbursing the Adviser for these costs ratably over 52 months. As of September 30, 2025, we owe the Adviser approximately $11.7 million for the remaining outstanding balance of the expenses advanced by the Adviser under this arrangement. Any operating expenses incurred by the Adviser on behalf of the fund after May 31, 2024 are reimbursed quarterly to the Adviser.

Starting with the quarter ended June 30, 2025, we may not reimburse the Adviser at the end of any fiscal quarter for Total Operating Expenses (as defined in the Advisory Agreement) that exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”) for the four consecutive fiscal quarters then ended. We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended September 30, 2025 did not exceed the 2%/25% Guidelines.
Refer to Note 10 — “Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements.
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
In addition, we may have other funding obligations, which we expect to satisfy with the cash flows generated from our investments and our capital resources described above. Such obligations may include distributions to our stockholders, operating expenses, repayment of indebtedness, and debt service on our outstanding indebtedness. Our operating expenses include, among other things, the management fee and performance fee we pay to the Adviser, both of which will impact our liquidity to the extent the Adviser elects to receive such payments in cash, or subsequently redeems Class E shares previously issued to them. To date, the Adviser has elected to be paid in Class E shares, resulting in a non-cash expense. At certain times, the Adviser has redeemed previously issued Class E shares in cash.
Contractual Obligations and Commitments
Commitments and contingencies may arise in the ordinary course of business. As of September 30, 2025, we had unfunded commitments of $313.8 million for 57 of our commercial real estate loan investments. The unfunded commitments generally consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the remaining current maturity of the related loans of 1.74 years.
We have also committed to pay counterparty legal, diligence and other fees in connection with new financing facilities in the ordinary course of business.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, we were not involved in any material legal proceedings.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates that are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. In connection with the financing on May 7, 2025, of a pool of loans and loan participations from our existing loan portfolio through a managed CLO, we have identified the following updates to our critical accounting policies and estimates. See Note 2 — “Summary of Significant Accounting Policies” of our condensed consolidated financial statements included in Item 1 of this Report, for additional information.
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
In the month that we originate or acquire a loan, the par value of the loan represents the fair value of the transaction. Thereafter, an independent valuation advisor values our commercial loan investments monthly using a discounted cash flow analysis. The yield used in the discounted cash flow analysis is determined by comparing the features of the loan to the interest rates and terms required by lenders in the new loan origination market for similar loans and the yield required by investors acquiring similar loans in the secondary market as well as a comparison of current market and collateral conditions to those present at origination or acquisition. The Company elected to apply the measurement alternative for consolidated collateralized financing entities with respect to its managed CLO Issuer. Accordingly, commercial real estate loans and loan participations that are collateral assets within the consolidated CLO Issuer are measured using the fair value of the more observable notes as an indicator of the fair value of the assets as a whole.
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
As of September 30, 2025, we had $4.1 billion of floating rate commercial real estate loans, $2.3 billion of floating rate secured financing facilities, $1.0 billion of floating rate collateralized loan obligations, and no balance outstanding on our revolving credit facility.
The net interest income sensitivity analysis table presented below shows the estimated impact over a twelve-month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of September 30, 2025. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience. Actual results could differ significantly from those estimated in the interest rate sensitivity table.

$ in thousands	At September 30, 2025
Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$7,036	8.64%
-1.00%	$10,735	13.18%

Certain assumptions have been made in calculating the interest rate risk sensitivities and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates at September 30, 2025. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investments, which can result in material changes to our interest rate risk in the portfolio.
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

While our investment objectives include avoiding excess sponsor/borrower concentration, we expect to experience some level of sponsor/borrower concentration prior to the time that we have raised substantial offering proceeds and acquired a broad portfolio of Credit Assets. As of September 30, 2025, we have invested in 70 commercial real estate loans with a fair value of $4.1 billion.
We are exposed to credit risk with respect to the tenants that occupy properties that serve as collateral to our commercial real estate loans. To mitigate this risk, we seek to avoid large single tenant exposure and we generally undertake a credit evaluation of major tenants prior to making a loan. This analysis includes extensive due diligence of a potential tenant’s creditworthiness and business, as well as an assessment of the strategic importance of the property to the tenant’s core business operations.

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
We may be exposed to counterparty credit risk under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of September 30, 2025, we held derivative instruments with a fair value asset balance of $0.7 million and a liability balance of $2.2 million.
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
The non-CLO investment portfolio value sensitivity analysis table presented below shows the estimated impact of a change in market benchmark spreads, up and down 100 basis points, on the fair value of our benchmark spread-sensitive investments and borrowings as of September 30, 2025, assuming a static portfolio and constant financing. When evaluating the impact of changes in benchmark spreads, prepayment assumptions and principal reinvestment rates are adjusted based on our Adviser’s expectations. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience. Actual results could differ significantly from those estimated in the benchmark spread sensitivity table.

$ in thousands	At September 30, 2025
Change in Market Spreads	Projected Increase (Decrease) in Net Portfolio Value	Percentage Change in Projected Net Portfolio Value
+1.00%	$(10,008)	(0.57)%
-1.00%	$3,389	0.19%
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

The following table represents our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	September 30, 2025
	Euro	GBP
Foreign currency assets	€239,626	£245,567
Foreign currency liabilities	(191,398)	(195,879)
Foreign currency contracts - notional, net	(50,342)	(51,792)
Net exposure to exchange rate fluctuations	€(2,114)	£(2,104)
Net exposure to exchange rate fluctuations in USD(1)	$(2,481)	$(2,828)
(1) Represents the U.S. dollar equivalent based on the Euro closing rate of 1.17368 and GBP closing rate of 1.34418 as of September 30, 2025.
For further information regarding our foreign currency forward contracts, see Note 7 — “Derivatives and Hedging Activities” of our condensed consolidated financial statements in Part I. Item 1 of this Report.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, we were not involved in any material legal proceedings.
ITEM 1A.    RISK FACTORS
There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
The following table details the common shares issued under our distribution reinvestment plan for the three months ended September 30, 2025:

$ in thousands, except share and per share amounts	Issuance Date	Number of Shares	Price per Share	Total Value
Class S	July 16, 2025	250	$25.0415	$6
Class S-1	July 16, 2025	53,917	$25.1393	$1,355
Class D	July 16, 2025	67	$25.0212	$2
Class I	July 16, 2025	19,793	$25.1048	$497
Class E	July 16, 2025	537	$25.5768	$14
Class F	July 16, 2025	53,033	$25.7562	$1,366
Class S	August 14, 2025	315	$25.0317	$8
Class S-1	August 14, 2025	76,210	$25.1279	$1,916
Class D	August 14, 2025	85	$25.0116	$2
Class I	August 14, 2025	26,701	$25.0937	$670
Class E	August 14, 2025	721	$25.6104	$18
Class F	August 14, 2025	66,634	$25.7828	$1,718
Class S	September 15, 2025	253	$24.9843	$6
Class S-1	September 15, 2025	64,556	$25.0819	$1,619
Class D	September 15, 2025	68	$24.9640	$2
Class I	September 15, 2025	22,693	$25.0477	$568
Class E	September 15, 2025	582	$25.6063	$15
Class F	September 15, 2025	53,742	$25.7725	$1,385
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
During the three months ended September 30, 2025, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (3)
July 2025	55,598	$25.10	55,598	—
August 2025(4)	23,155	$25.31	11,013	—
September 2025	10,257	$25.05	10,257	—
	89,010	$25.15	76,868	—
(1)Shares repurchased within one year of the date of issuance generally will be repurchased at 95% of the current transaction price, subject to certain limited exceptions.
(2)Number of shares repurchased as part of publicly announced plans or programs include share repurchases, if any, under our share repurchase plan.
(3)All repurchase requests under our share repurchase plan were satisfied.
(4)The Total Number of Shares Repurchased and Average Price Paid per Share includes 12,142 shares of our redeemable common stock held by the Adviser repurchased outside of the share repurchase plan, with an average price paid per share of $25.61, related to shares that were previously issued to the Adviser as payment for management fees.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Officer Appointment
On November 5, 2025, our Board of Directors appointed Clifford Stoops as Chief Accounting Officer, effective November 17, 2025. Mr. Stoops, 54, has been with Invesco Ltd. since August 2024, most recently serving as Co-Head of Public Real Estate Finance. Prior to joining Invesco, he served as Managing Director of Private Equity Investments on the Underwriting team at Beneficient from March 2020 to August 2024, where he helped lead digital solution efforts at the technology-enabled platform focused on providing liquidity solutions to holders of alternative assets. Earlier in his career, Mr. Stoops joined Highland Capital Management in July 2006 as Controller and was promoted to Chief Accounting Officer in 2012. Highland is an alternative investment management firm based in Dallas, Texas that manages hedge funds, CLOs, and mutual funds. Prior to Highland, Mr. Stoops worked in the Dallas office of Ernst & Young (EY), beginning on the tax compliance team before transitioning to audit, where he worked with asset management clients. He is a licensed Certified Public Accountant in the state of Texas and holds a BBA in Accounting from the University of Texas and an MS in Taxation from the University of Texas at San Antonio.
As of the time of the filing of this report, the Company has not entered into any material plans, contracts or arrangements to which Mr. Stoops is a party or in which he participates, or any material amendment, in connection with the appointment described above. There is no arrangement or understanding between Mr. Stoops and any other persons pursuant to which he was selected as Chief Accounting Officer. There are no family relationships between Mr. Stoops and any of the Company’s directors, executive officers or other key personnel reportable under Item 401(d) of Regulation S-K. There are no related party transactions between the Company and Mr. Stoops reportable under Item 404(a) of Regulation S-K.

Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

10.1	Amended and Restated Advisory Agreement dated August 6, 2025, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2025

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments; and (iv) Condensed Consolidated Statements of Cash Flows

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

INVESCO COMMERCIAL REAL ESTATE FINANCE TRUST, INC.
November 7, 2025	By:	/s/ Charlie Rose
Charlie Rose
Chief Executive Officer and President
(Principal Executive Officer)

November 7, 2025	By:	/s/ Courtney Popelka
Courtney Popelka
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)