Form 10-K
period 2025-12-31
Invesco Commercial Real Estate Finance Trust, Inc.
filed 2026-03-26
CIK 1976927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
    (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of March 23, 2026, there were 48,313,421 outstanding shares of common stock of Invesco Commercial Real Estate Finance Trust, Inc. comprised of 1,509,598 Class S common stock, 22,757,772 Class S-1 common stock, 1,208,781 Class D common stock, 121,204 Class D-1 common stock, 11,882,929 Class I common stock, 1,787,328 Class E common stock, and 9,045,809 Class F common stock.

Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference certain information (solely to the extent explicitly indicated) from the registrant’s proxy statement for the 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

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
Risks Related to Our Organizational Structure
•We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives
•There is no public trading market for shares of our common stock
•Your ability to have your shares repurchased through our share repurchase plan is limited, and our board may modify or suspend our share purchase plan at any time
•The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from operations to make distributions
•The Adviser manages our portfolio pursuant to broad origination and investment guidelines and generally is not required to seek the approval of the Board for each Credit Asset or other investment, financial, or other asset allocation decision it makes, which may result in our making riskier investments
•We face risks in the deployment of our capital, and we may be unable to raise substantial additional funds
•Certain provisions of Maryland law and in our organizational documents could inhibit changes in control
•Failures of or damage to, cyber attacks on or unauthorized access to, the information technology systems or facilities we use, could result in significant limits on our ability to conduct our operations and activities, costs and reputational damage.
•The recent advancements in and increased use of artificial intelligence, or AI, present risks and challenges that may adversely impact our business
•We may change our investment and operational policies without stockholder consent
•Our NAV per share may change materially
•Valuations of our investments are estimates of fair value and may not necessarily correspond to realizable value
•Purchases and repurchases of our common stock are not made based on the current NAV per share as of the date of purchase or repurchase
Risks Related to Investments in Real Estate Credit Assets
•We will originate or purchase Credit Assets such as loans, which involve risks
•Real estate-related investments, such as Credit Assets, generally have a high degree of risk
•Our success depends on the availability of, and the degree of competition for, attractive financing opportunities, as well as general market and economic conditions

•We face risks related to the origination or acquisition of whole loans, and securitization of loans, including the risk of default or insolvency of the Borrower or those specific to B-Notes and A/B structures
•We may sponsor and purchase the more junior securities of CLOs and such instruments involve significant risks
•We may have limited information, or may not identify all relevant facts, in our due diligence of potential borrowers and investments
•We face legal, default and creditor risks with respect to our portfolio
•The success of our investment strategy depends, in part, on our ability to successfully effectuate loan modifications and/or restructurings
•Our investments in Credit Assets may be risky and illiquid
•Our investments may be non-recourse and include limited options for financial recovery in the event of a default or foreclosure, and there could be a deficiency between the value of the collateral pledged and the amount due
•We face varying collateral risks
•Prepayment rates and difficulty in redeploying capital may cause our financial performance to suffer
•Investing in foreign assets can expose us to numerous risks, including currency and exchange rate risks
Risks Related to Investments in Real Estate-Related Debt Securities
•We may invest in a wide range of real estate-related securities pursuant to our broad investment guidelines
•Investments in real estate-related debt securities are subject to risks including various creditor risks and early redemption features which may materially adversely affect our results of operations and financial condition
•Some of our real estate-related securities investments may become distressed
•Certain risks associated with CMBS securities may adversely affect the value of our investments or our results of operations and financial condition
•We will face “credit spread widening” risk related to our investment in securities
•There are certain risks associated with the insolvency of obligations backing mortgage-backed securities and other investments
•There are certain risks associated with CMBS interest shortfalls
•The lack of liquidity in our securities investments may adversely affect our business
•We may utilize non-recourse securitizations of certain of our CMBS investments
•We may invest in structured products, real estate corporate debt, high yield securities, preferred equity and other REITS, which each have distinctive investment risks
•We will face risks related to our investments in commercial real estate collateralized loan obligations
•We may invest in subordinated debt, which is subject to greater credit risk than senior debt
•Our investments in operating companies are subject to unique risk and these companies may not be profitable
•We may acquire and sell residential credit investments, which may subject us to legal, regulatory and other risks
•We may engage in hedging transactions, which involve numerous risks
•There are certain conflicts, risks and restrictions associated with investments in securities affiliated with our Adviser
Risks Related to Debt Financing
•We may not be able to obtain our target leverage on attractive terms, which could materially impact our performance
•We may incur significant leverage, and we have no limitation on the amount of short-term corporate debt we may incur.
•We may use repurchase agreements to finance our Credit Assets, which may expose us to risks that could result in losses and harm our liquidity
•Increases in interest rates, volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur
•If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions to our stockholders or cause untimely asset sales to raise cash for balloon payments
•Restrictive covenants relating to our operations may have adverse effects on us
Risks Related to our Relationship with the Adviser and its Affiliates
•The Adviser’s inability to retain the services of key real estate professionals could hurt our performance
•We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in the Adviser’s financial condition or our relationship with the Adviser could have a material adverse effect on our business and ability to achieve our investment objectives
•The agreements entered into with the Adviser and other affiliates were not determined on an arm’s-length basis

•There is a risk in the conflict of interest in the calculation of the Management Fee and Performance Fee by the Adviser in connection with its determination of NAV
Risk Related to Conflicts of Interest
•Certain principals and employees may be involved in and have a greater financial interest in the performance of Other Invesco Accounts, and such activities may create conflicts of interest
•The Adviser and its affiliates engage in a broad range of activities and such activities may conflict with our interests
•Invesco’s policies and procedures may prevent it from pursuing attractive investment opportunities
•Investments in Affiliated Funds could result in additional fees to the Adviser
•Conflicts may arise for us and the Adviser with respect to transactions with Adviser affiliates and other Invesco-related parties
•Investment opportunities will be allocated between us and Other Invesco Accounts
•Access to material, non-public information may restrict the Adviser from conducting certain beneficial transactions on our behalf
•Possible future activities of the Adviser and its affiliates may give rise to further conflicts of interest
•Our management team may face conflicts in allocating time and resources between various projects
General Risks
•The past performance of Invesco Real Estate and the Adviser’s senior management is not a predictor of our future results
•Insurance may not cover all of our risks
•Our business may be adversely affected by unfavorable or changing economic, market and political conditions, or bank failures
Tax Risks
•Investment in our capital stock has various U.S. federal income tax risks, and there are risks involved with the requirements associated with our REIT qualification

Website Disclosure
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

We own substantially all of our assets through Invesco Commercial Real Estate Finance Investments, L.P. (the “Operating Partnership”) and have one operating segment. We are externally managed by Invesco Advisers, Inc. (the “Adviser”), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), an independent global investment management firm. Our Adviser utilizes the personnel and global resources of Invesco Real Estate, which is the real estate investment center of Invesco, to provide investment management services to us.
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
Our Adviser is an indirect, wholly owned subsidiary of Invesco, an independent global investment management firm with a comprehensive range of active, passive and alternative investment capabilities constructed over many years to help clients achieve their investment objectives. Invesco has a significant presence in the retail and institutional markets within the investment management industry in the Americas, EMEA (Europe, Middle East and Africa) and Asia-Pacific, serving clients in more than 120 countries. As of December 31, 2025, Invesco managed approximately $2.2 trillion in assets for investors around the world.
Our board of directors has ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Our Adviser is at all times subject to the supervision and oversight of our Board and has only such functions and authority as we delegate to it. Under the Advisory Agreement, our Adviser is entitled to receive a base management fee, performance fee, a portion of commitment fees and expense reimbursements.

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
We primarily originate, acquire, and manage Credit Assets that are secured or backed by real estate located in North America. We have and may continue to selectively diversify our portfolio on a global basis through Credit Assets secured or backed by properties located within specific countries in Europe (European Union, Norway, United Kingdom, and Switzerland) and the Asia-Pacific region (Australia, New Zealand, Japan, South Korea, Hong Kong, and Singapore), up to 30% of our assets, calculated at the time the transaction closes.
When originating, structuring, and evaluating Credit Assets in conjunction with acquisitions, refinancings, recapitalizations and repositionings of commercial real estate, we focus on seeking to make loans (1) to experienced sponsors seeking loans for commercial real estate properties, which are located in areas or regions that we believe to be liquid, (2) at leverage levels that we believe can be supported by the collateral, (3) generally at floating rates, and (4) primarily for business plans that seek to prioritize capital preservation over what we believe to be potentially excessive risk.
There can be no assurance that we will be able to implement our investment strategy or achieve our investment objectives.
Target Assets
Our target assets primarily include senior loans, as well as mezzanine loans, preferred equity and other debt-oriented investments:
•Whole Loans - We focus on originating and acquiring senior loans secured by first mortgage liens on commercial real estate, which provide financing to sponsors or borrowers. We may bifurcate this loan into a senior tranche, known as the A-note (“Senior Tranche”), and a junior tranche, known as the B-note or mezzanine loan (“Junior Tranche”) with the intention of selling the Senior Tranche and retaining the Junior Tranche. The Senior Tranche will usually comprise the first 50% to 65% of the loan-to-value ratio of such Credit Asset, and the Junior Tranche will represent the remaining, subordinated amount of the whole loan. In the event of a Borrower default, a whole loan generally will be paid off before other forms of debt or equity of the Borrower that are outstanding. When the whole loan is divided into a Senior Tranche and Junior Tranche structure, the Senior Tranche will receive priority of payment before the Junior Tranche is paid.

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
Our target leverage ratio (“Leverage Ratio”) is 50% to 65% of the aggregate value of the underlying collateral of our senior Credit Assets. We calculate our Leverage Ratio by dividing (x) the sum of our outstanding liabilities under our direct leverage portfolio-level financing facilities, by (y) the aggregate value of the underlying collateral securing the loans in our portfolio that are not subordinated loans at the time that such leverage in incurred. Further, the refinancing of any amount of existing indebtedness will not be deemed to constitute incurrence of new indebtedness for purposes of the Leverage Ratio calculation so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associates with such refinancing).
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
In the course of our business, we are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, laws of foreign jurisdictions in which we invest, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, include among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations; (iii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances, and regulations; and (v) various laws relating to housing, among others.
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
In certain instances, the Company may generate excess inclusion income (“EII”) within the REIT subsidiary structure it established for the purpose of issuing collateralized loan obligations (“CLOs”). EII, which is treated as unrelated business taxable income, is an obligation of the Company and is allocated to a TRS.
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
Human Capital
We do not have any employees. We are externally managed by the Adviser under the Advisory Agreement, and our Adviser is responsible for providing us with our management team. Our executive officers may also serve as officers of the Adviser, and are employed by the Adviser or one of its affiliates. Our Adviser and its affiliates are not obligated to dedicate any of their employees exclusively to us, and our Adviser, its affiliates and their employees are not obligated to dedicate any specific portion of time to our business. See Item 13 — “Certain Relationships and Related Transactions, and Director Independence”.

Invesco's long-term success, including our Adviser’s success in managing our business, depends on its ability to retain, develop, engage and attract top talent. Invesco invests significantly in talent development, employee benefit programs, technology and other resources that support its employees in developing their full potential. Invesco believes that an employee community that is diverse and inclusive, engaged in their communities and invested in employee well-being will drive positive outcomes for its clients and shareholders.
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
We have a limited operating history upon which to base an evaluation of our business and prospects. Operating results for future periods are subject to numerous uncertainties, and there can be no assurance that we will achieve or sustain profitability on an annual or quarterly basis. Our prospects must be considered in light of the risks encountered by companies with a similarly limited operating history, and we may not be able to achieve our investment objectives. As of December 31, 2025, we have invested $4.7 billion in 77 commercial real estate loans with third parties. We cannot assure stockholders that the past experiences of the Adviser and its affiliates will be sufficient to allow us to successfully achieve our investment objectives.
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
Your ability to have your shares repurchased through our share repurchase plan is limited. In addition, our Board may modify or suspend our share repurchase plan at any time.
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
We will not establish a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors. We may not generate sufficient income to make distributions to our stockholders. Our Board (or a committee of our Board) will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:
•adverse economic changes;
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
We may not generate sufficient cash flow from operations to fully fund distributions to our stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or proceeds from our continuous private placement offering (including the sale of shares). The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee paid by us (the “Management Fee”) in shares, how quickly we invest the proceeds from the Continuous Offering or any future offering and the performance of our loan portfolio, other credit assets and CRE Debt Securities, including our real estate-related securities portfolio. Funding distributions from the sales of Credit Assets, securitizations, borrowings, loan repayments or offering proceeds will result in us having less funds available to originate or acquire loans, or invest in commercial real estate-related investments. As a result, the return a stockholder realizes on its investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of our shares (or other securities) will dilute stockholders’ interest in us on a percentage basis and may impact the value of the stockholders’ investment especially if we sell these securities at prices less than the price the stockholder paid for its shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.
Events that may cause our stockholders to request that we repurchase their common stock may materially adversely affect our cash flow and our results of operations and financial condition.
Events affecting the U.S. or global economy, such as the general negative performance of the real estate sector or credit markets, inflation, higher interest rates, actual or perceived instability in the U.S. banking system, tariffs and volatile trade policy, war and armed conflicts, disruptions in the labor market (including labor shortages and unemployment), market volatility, geopolitical instability, terrorism, natural and environmental disasters, government shutdowns and pandemics, could cause our stockholders to seek repurchase of their shares pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth and diversification of our portfolio, could be materially adversely affected.

The Adviser manages our portfolio pursuant to broad origination and investment guidelines and generally is not required to seek the approval of the Board for each Credit Asset or other investment, financing or asset allocation decision it makes, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition.
Our Board approved broad origination and investment guidelines that delegate to the Adviser the authority to execute activities consistent with a credit strategy including but not limited to originations, acquisitions, financing, sales and securitizations and dispositions of commercial real estate-related loans on our behalf, in each case so long as such investments are consistent with the origination and investment guidelines and our charter. There can be no assurance that the Adviser will be successful in applying any strategies or discretionary approach to our investment activities. Our Board reviews our origination and investment guidelines on an annual basis (or more often as it deems appropriate) and reviews our portfolio of investments periodically. The prior approval of our Board or a committee of independent directors will be required for transactions with affiliates of the Adviser or for investing activities that are not in accordance with our origination and investment guidelines. In addition, in conducting periodic reviews of the portfolio during its periodic meetings (as described herein), our Board will rely primarily on information provided by the Adviser. Furthermore, transactions entered into on our behalf by the Adviser may be costly, difficult or impossible to unwind when they are subsequently reviewed by our Board.
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
Our charter authorizes us to issue additional authorized but unissued shares of common stock or preferred stock. In addition, our Board may, without stockholder approval, amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common stock or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our Board may establish a class or series of shares of common stock or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of our common stock or otherwise be in the best interests of our stockholders. We have authorized 236 shares of preferred stock. In the event of our voluntary or involuntary liquidation, dissolution or winding up, holders of shares of any issued preferred stock are entitled to a liquidation preference allowing them to receive an amount per share equal to the initial purchase price plus any accrued and unpaid distributions on such share plus, if applicable, a redemption premium before any distribution of our assets may be made to the holders of shares of our common stock. As of December 31, 2025, we do not have any issued or outstanding preferred stock.
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
Our current stockholders do not have preemptive rights to any shares of stock that we issue in the future. Our Board may elect, without stockholder approval, to: (i) issue additional shares of our common stock in our current offering or future private or public offerings; (ii) issue shares of our common stock upon the exercise of the options we may grant to our independent directors or future employees; (iii) issue shares of our common stock to the Adviser, or its successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us; (iv) issue shares of our common stock to sellers of properties we acquire, or (v) issue equity incentive compensation to the senior executive officers of service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. The sale of additional securities will dilute a stockholder’s interest in us on a percentage basis and may impact the value of a stockholder’s investment especially if we sell these securities at prices less than the price paid for shares of stock by such stockholder.
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
Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We rely heavily on Invesco’s financial, accounting and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, the Adviser will not be liable for losses incurred due to the occurrence of any such errors. The personnel of Invesco, including the Adviser, are engaged in other business activities, which could distract them, divert their time and attention such that they could no longer dedicate a significant portion of their time to our businesses or otherwise slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We are highly dependent on the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business, including those of our Adviser and its affiliates and other service providers. We are also dependent on the effectiveness of Invesco’s information and cyber security infrastructure, policies, procedures and capabilities to protect our technology and digital systems and the data that reside on or are transmitted through them.
In recent years, several financial services firms suffered cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of confidential data, litigation and regulatory enforcement actions and reputational harm. Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level. Invesco’s status as a global financial institution and the nature of its client base may enhance the risk that it is targeted by such cyber threats, which could impact us. Although Invesco takes protective measures, including measures to secure information through system security technology, has many controls, processes, digital backup and recovery processes in place, and seeks to continually monitor and develop its systems to protect its and our technology infrastructure and data from misappropriation or corruption, Invesco’s technology systems may still be vulnerable to unauthorized access as a result of an external attack, actions by its employees or vendors with access to its or our systems, computer malware or other events that have a security impact and that result in the disclosure or release of confidential information inadvertently or through malfeasance, or result in the loss (temporarily or permanently) of data, applications or systems. The third parties with which we or our Adviser do business or which facilitate our business activities, including financial intermediaries and technology infrastructure, data storage and service providers, are also susceptible to the foregoing risks (including those related to the third parties with which they are similarly interconnected or on which they otherwise rely), and our or their business operations and activities may therefore be adversely affected, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology or infrastructure institutions or intermediaries with whom we or they are interconnected or conduct business. We do not control the cyber security plans and systems put in place by Invesco and third-party service providers, and such service providers may have limited indemnification obligations to us or our Adviser in the event a cyber incident causes us to incur loss or damages.

A breach of our Invesco's technology systems could damage our reputation and could result in the unauthorized disclosure or modification or loss of sensitive or confidential information (including client data); unauthorized disclosure, modification or loss of proprietary information relating to our business; inability to process client or company transactions and processes; breach and termination of client contracts; liability for stolen assets, information or identity; remediation costs to repair damage caused by the breach, including damage to systems and recovery of lost data; additional security costs to mitigate against future incidents; regulatory actions (including fines and penalties, which could be material) and litigation costs resulting from the incident. These consequences could have a material adverse effect on our business and results of operations. In addition, any insurance we maintain against the risk of this type of loss may not be sufficient to cover all actual losses or may not apply to circumstances relating to any particular breach or other cyber incident.
Finally, we will depend on Invesco’s headquarters in Atlanta, Georgia, and its offices in Dallas, Texas, where Invesco Real Estate’s headquarters are located, and certain other offices located elsewhere, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting Invesco’s offices, could have a material adverse impact on our ability to continue to operate our business without interruption. Invesco’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
The recent advancements in and increased use of AI present risks and challenges that may adversely impact our business.
Invesco or its or our third-party vendors, clients or counterparties have developed, and may continue to develop or incorporate artificial intelligence (“AI”) technology in certain business processes, services or products. The development and use of AI presents a number of risks and challenges to our business. The legal and regulatory environment relating to AI is rapidly evolving, in the U.S., E.U. and internationally, and includes regulation targeted specifically at AI technology, including the EU AI Act, portions of which have already come into force with more to follow this year and in future years, as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. Global divergence in AI regulations and evolving standards could create conflicting requirements across jurisdictions, increase compliance costs, and heighten enforcement risk. These evolving laws and regulations could require changes in Invesco’s implementation of AI technology, increase its or our compliance costs and the risk of non-compliance, and restrict or impede its ability to develop, adopt and deploy AI technologies efficiently and effectively. If not appropriately governed, managed and controlled, AI models, particularly generative AI models, may produce output or take action that is incorrect or outdated, that result in the release of personal, confidential or proprietary information, that reflect biases included in the data on which they are trained or introduced during the training or fine tuning process, that infringe on the intellectual property rights of others, or that is otherwise harmful. The complexity and limited transparency of many AI models makes it challenging to understand why they generate particular outputs, increasing governance and monitoring risks. Use of third-party AI models may introduce additional risk, as we may have limited visibility into their training data, validation processes, and controls to prevent unauthorized or harmful content. This results in potential risks arising from the inclusion of any unauthorized material in the training data for their models, and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we and Invesco may have limited visibility. Further, AI tools, whether embedded in third party systems or in tools that we or Invesco develops, that are used to support regulated activities such as investment decision making and client reporting present unique risks, including errors in algorithms or assumptions, data quality issues, and potential bias, that could adversely affect investment performance and increase business and compliance risks. Any of these risks could expose our Adviser or us to liability or adverse legal or regulatory consequences and harm its or our reputation and the public perception of its or our business or the effectiveness of our security measures. In addition to our Adviser’s use of AI technologies, it and we are exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyberattacks. Generative AI may be exploited to create sophisticated phishing schemes, ransomware attacks, or other cyber threats, which could result in financial losses, liquidity outflows, or systemic market disruptions. If our or Invesco’s use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability.
In addition, technology is subject to rapid advancements and changes and our competitors may, from time to time, implement newer technologies or more advanced platforms for their products, including those based on AI, which could adversely affect our business if we are unable to remain competitive.
We may change our investment and operational policies without stockholder consent.
We may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in this Report. Our Board also approved broad origination and investment guidelines with which we must comply, but these guidelines provide the Adviser with broad discretion and can be changed by our Board, without the consent of our stockholders. A change in any of our investment strategies may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially affect our results of operations and financial condition. Under the MGCL and our charter, stockholders have a right to vote only on limited matters. The Board’s broad discretion in setting guidelines and stockholder’s inability to exert control over those guidelines increases the risks and uncertainty faced by our stockholders.
Legislative, regulatory or administrative changes could adversely affect us, our stockholders or our borrowers.
Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us, our stockholders or our borrowers. For example, U.S. federal and local regulations, such as those related to rent control, taxes, eviction restrictions, trade policy restrictions and tariffs, and student aid programs, may have a significant impact on the cash flows of the collateral underlying our loans.
Purchases and repurchases of our common stock are not made based on the current NAV per share.
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
For the purposes of calculating our monthly NAV, newly originated or acquired loan investments will initially be valued at par in the month that they are closed, which is expected to represent fair value at that time. For each month after the initial month in which a loan investment is closed, our independent valuation advisor will value each such loan at fair market value. In the event we pursue ownership interest in the underlying collateral on a defaulted loan, then the asset will become real estate owned (“REO”) and such REO properties will initially be valued at fair value less closing costs, at the time of acquisition. Thereafter, the REO properties will be valued by our independent valuation advisor periodically, as needed. Our publicly traded real-estate related assets that are not restricted as to salability or transferability will generally be valued by the Adviser monthly on the basis of publicly available market quotations or at fair value determined in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Our investments in privately placed debt instruments and securities of real estate-related operating businesses (other than joint ventures), such as real estate development or management companies, will initially be valued by the Adviser at the acquisition price and thereafter will be revalued at least monthly at fair value. We will also report our derivative assets and liabilities at fair value based on price quotes from at least one independent pricing service. Our liquid non-real estate-related assets, including credit rated government debt securities, corporate debt securities, cash and cash equivalents, will be valued monthly by the Adviser based on market quotations or at fair value determined in accordance with GAAP.
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
From time to time, we may experience events with respect to our investments that may have a material impact on our NAV. For example, it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our investments or to obtain quickly complete information regarding such events. The NAV per share for each class of our common stock may not reflect such extraordinary events to the extent that their financial impact is not immediately quantifiable. As a result, the NAV per share for each class of our common stock, as determined monthly, after the announcement of a material event may differ significantly from our actual NAV per share for each class of our common stock until such time as the financial impact is quantified. The resulting potential lag in our NAV may inure to the benefit of stockholders whose shares are repurchased or new stockholders, depending on whether our published NAV per share for each class of common stock is overstated or understated, respectively.
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
In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with GAAP. These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.
Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase shares of our common stock and the amount of the Adviser’s Management Fee.
Stockholders have no right to participate in management of the Company.
Stockholders are precluded from active participation in making investment decisions with respect to the Company, and will have no right or power to take part in our management or control of the Company, and therefore must rely solely on our Board and the Adviser to conduct our affairs. Accordingly, no person should purchase our shares unless such person is willing to entrust all aspects of the management of the Company to our Board and the Adviser.
Our ability to conduct our continuous offering successfully depends, in part, on the ability of the Dealer Manager to successfully establish, operate and maintain a network of broker-dealers.
The success of our continuous public offering, and correspondingly our ability to implement our investment strategy, is dependent upon the ability of the Dealer Manager to establish and maintain a network of licensed broker-dealers and other agents to sell our shares. If the Dealer Manager fails to perform, we may not be able to raise adequate proceeds through our continuous public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, a stockholder could lose all or a part of his or her investment.
Risks Related to Investments in Real Estate Credit Assets
We will originate or purchase Credit Assets, such as loans, which involve risks.
We will originate or purchase Credit Assets such as loans secured by real property or pledges of the borrowers’ interests in a limited liability company or partnership that holds improved or unimproved real estate.
If interest rates or financial markets change, or there is an adverse development with respect to such a property, we may be unable to obtain repayment of the loan against such collateral or to dispose of our interest at a price sufficient to recover our investment. If there is a default under a mortgage loan held by us, we will bear the risk of loss of principal to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan. There can be no assurance that we will be able to liquidate a defaulted mortgage loan successfully or in a timely fashion. In addition to the risks of borrower default (including loss of principal and nonpayment of interest) and the risks associated with real property investments, we will be subject to a variety of risks in connection with such debt investments, including the risks of lack of control, mismanagement or decline in value of collateral, contested foreclosures, bankruptcy of the debtor, claims for lender liability, violations of usury laws and the imposition of common law or statutory restrictions on our exercise of contractual remedies for defaults of such Credit Assets.
Real estate-related investments, such as Credit Assets, generally have a high degree of risk.
Our portfolio of Credit Assets is subject to the risks generally incidental to ownership and operation of income-producing real estate. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Real estate values and net operating income of an income-producing property are affected by a number of factors, including: (i) the illiquidity of real estate assets; (ii) the possibility that cash generated from operations will not be sufficient to meet fixed obligations; (iii) changes in economic conditions affecting real estate ownership directly or the demand for real estate; (iv) changes in the general economic climate or in national or international economic climate; (v) the need for unanticipated expenditures in connection with environmental matters; (vi) changes in tax rates and other operating expenses; (vii) adverse changes in laws, governmental rules (including those governing usage, improvements, zoning, tariffs and taxes) and fiscal policies; (viii) acts of God, including earthquakes and fire (which may result in uninsured losses); (ix) environmental and waste hazards; (x) energy and supply shortages; (xi) uninsured losses or delays from casualties or condemnation; (xii) risks from operating problems arising out of the presence of certain construction materials; (xiii) structural or property level latent defects; (xiv) local conditions (such as an oversupply of space or a reduction in demand for space); (xv) the quality and philosophy of management; (xvi) competition based on rental rates; (xvii) attractiveness and location of the properties and changes in the relative popularity of commercial properties as an investment; (xviii) financial condition of tenants, buyers and sellers of properties; (xix) quality of maintenance, insurance and management services; (xx) changes in interest rate levels and the availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable; (xxi) societal changes affecting demand for particular sectors of real estate; and (xxii) other factors that are beyond our control.
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
A depression, recession or slowdown in the real estate or credit markets in which we operate or the global economy (or any particular segment thereof) would have a pronounced impact on us, the value of our assets and our profitability, increase our funding costs, limit our access to the capital markets, limit our ability to raise capital in our Continuous Offering and impair our ability to effectively deploy our capital and make originations of new loans. We could also be affected by any overall weakening of, or disruptions in, the financial markets. Any of the foregoing events could result in substantial losses to our business, which losses will likely be exacerbated by the presence of leverage in our capital structure or our investments’ capital structures.
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
We may acquire B-Notes, which are subordinate to the A-note portion of the same loan (which we would not expect to hold). The B-Note portion of a loan is typically small relative to the overall loan and is in the first loss position. As a means to protect against the holder of the A-note from taking certain actions or receiving certain benefits to the detriment of the holder of the B-Note, the holder of the B-Note often (but not always) has the right to purchase the A-note from its holder. If available, this right may not be meaningful to us. For example, we may not have the capital available to protect our B-Note interest or purchasing the A-note may alter our overall portfolio and risk/return profile to the detriment of our stockholders.
We may sponsor and purchase the more junior securities of CLOs and such instruments involve significant risks, including that these securities receive distributions from the CLO only if the CLO generates enough income to first pay all the investors holding senior tranches and all CLO expenses.
We may sponsor and purchase the junior securities of CLOs. In CLOs, investors purchase specific tranches, or slices, of debt instruments that are secured or backed by a pool of CRE mortgages. The CLO debt classes have a specific seniority structure and priority of payments. The most junior securities along with the preferred shares of a CLO are generally retained by the sponsor of the CLO and are usually entitled to all of the income generated by the pool of loans after the payment of debt service on all the more senior classes of debt and the payment of all expenses. Defaults on the pool of loans therefore first affect the most junior tranches. The subordinate tranches of CLO debt may also experience a lower recovery and greater risk of loss, including risk of deferral or non-payment of interest than more senior tranches of the CLO debt because they bear the bulk of defaults from the loans held in the CLO and serve to protect the other, more senior tranches from default in all but the most severe circumstances. Despite the protection provided by the subordinate tranches, even more senior CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, decline in market value due to market anticipation of defaults and aversion to CLO securities as a class. Further, the transaction documents relating to the issuance of CLO securities may impose eligibility criteria on the assets of the CLO, restrict the ability of the CLO’s sponsor to trade investments and impose certain portfolio-wide asset quality requirements. Finally, the credit risk retention rules of the SEC impose a retention requirement of 5% of the issued debt classes by the sponsor of the CLO. These criteria, restrictions and requirements may limit the ability of the CLO’s sponsor (or collateral manager) to maximize returns on the CLO securities.

In addition, CLOs are not actively traded and are relatively illiquid investments and volatility in CLO trading markets may cause the value of these investments to decline. The market value of CLO securities may be affected by, among other things, changes in the market value of the underlying loans held by the CLO, changes in the distributions on the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying losses (or foreclosure assets), prepayments on the underlying loans and the availability, prices and interest rate of underlying loans. Furthermore, the leveraged nature of each subordinated tranche may magnify the adverse impact on such class of changes in the value of the loans, changes in the distributions on the loans, defaults and recoveries on the loans, capital gains and losses on the loans (or foreclosure assets), prepayment on loans and availability, price and interest rates of the loans.
Our CLOs include certain interest coverage tests, over collateralization coverage tests or other tests that, if not met, may result in a change in the priority of distributions, which may result in the reduction or elimination of distributions to the subordinate debt and equity tranches until the tests have been met or certain senior classes of securities have been paid in full. For example, even if no loan in the pool experiences a default, an appraisal reduction of a loan in the pool may cause the pool of loans in the applicable CLO not to meet certain of these tests. Accordingly, if such tests are not satisfied, we, as holders of the subordinate debt and equity interests in the applicable CLO, may experience a significant reduction in our cash flow from those interests.
Moreover, the reinvestment and replenishment period in one or more of our CLOs may be nearing the end of its term. Once the reinvestment and replenishment period has ended any repayments of a loan in the applicable CLO will require us to pay down the most senior debt in such CLO resulting in an increase in our cost of funds.
Furthermore, if any CLO that we sponsor or in which we hold interests fails to meet certain tests relevant to the most senior debt issued and outstanding by the CLO issuer, an event of default may occur under that CLO. If that occurs, (i) if we were serving as manager of such CLO, our ability to manage the CLO may be terminated and (ii) our ability to attempt to cure any defaults in such CLO may be limited, which would increase the likelihood of a reduction or elimination of cash flow and returns to us in such CLO for an indefinite time.
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
With respect to our portfolio of Credit Assets and CRE Debt Securities, such investments generally are subject to various creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under the relevant creditors’ rights laws, (ii) so called lender liability claims by the issuer of the obligations and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Differences in creditor laws, including those in various foreign countries and jurisdictions in which we lend, may also adversely affect our rights as a lender or holder of preferred equity with respect to other equity holders or creditors, and may involve more difficult or complex processes to liquidate, foreclose, or otherwise recover on collateral underlying our loans. Additionally, adverse credit events with respect to any underlying company or property, such as missed or delayed payment of interest and/or principal, bankruptcy, receivership or distressed exchange, can significantly diminish the value of our investment in any such Credit Asset, company, or property. In this case, the risk of loss of principal in the investment will be exacerbated. Moreover, the CRE Debt Securities in which we may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The Debt Securities in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Our investments in CRE Debt Securities may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.
The success of our investment strategy depends, in part, on our ability to successfully effectuate loan modifications and/or restructurings.
In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our investments), the success of our investment strategy will depend, in part, on our ability to effectuate loan modifications and/or restructurings with our borrowers. The activity of identifying and implementing successful modifications and restructurings entails a high degree of uncertainty, including macroeconomic and borrower-specific factors beyond our control that impact our borrowers and their operations. There can be no assurance that any of the loan modifications and restructurings we have effected will be successful or that (i) we will be able to identify and implement successful modifications and/or restructurings with respect to any other distressed loans or investments we may have from time to time, or (ii) we have sufficient resources to implement such modifications and/or restructurings in times of widespread market challenges. Further, such loan modifications and/or restructuring may entail, among other things, a substantial reduction in the interest rate and/or a substantial write-off of the principal of such loan, debt securities or other interests. Moreover, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, debt securities or other interests, replacement “takeout” financing will not be available. Additionally, such loan modifications may result in our becoming the owner of underlying real estate.
We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default. An event of default may adversely affect our results of operations and financial condition.
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
Commercial mortgage loans are usually non-recourse to the borrower. Therefore, if a commercial borrower defaults on the commercial mortgage loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invest increase, the performance of our investments related thereto may be adversely affected. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property, the financial circumstances of the borrower, tenant mix and tenant bankruptcies, property management decisions, including with respect to capital improvements, property location and condition, competition from other properties offering the same or similar services, environmental conditions, real estate tax rates, tax credits and other operating expenses, governmental rules, regulations, trade and fiscal policies, tariffs, acts of God, terrorism, pandemics, social unrest and civil disturbances. A continued decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial mortgage loan. The overall level of commercial mortgage loan defaults remains significant and market values of the underlying commercial real estate remain distressed in many cases. It has also become increasingly difficult for lenders to dispose of foreclosed commercial real estate without incurring substantial investment losses, ultimately leading to a decline in the value of such investments.
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
While we seek to diversify our portfolio of investments, we are not required to observe specific diversification criteria, except as may be set forth in the origination and investment guidelines adopted by our Board. Therefore, our investments in our target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of asset, or borrower, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our shares and accordingly reduce our ability to make distributions to our stockholders.
We face risks associated with the ownership of real property.
In rare circumstances we may take a preferred equity position in a property-owning entity, or we may also acquire an equity position if we foreclose on a loan as lender, or agrees to accept equity collateral pursuant to a deed in lieu or other agreed upon transaction with a borrower or otherwise in connection with loan workouts. In other circumstances, we may purchase securities or other instruments from other investment funds and financial institutions. In any of the foregoing cases, our claims with respect to such investments will be subordinate to both general and secured creditors of the asset. This subordination could increase our risk of loss. There will be no fixed period for return of our capital. Moreover, holding equity interests involves certain risks not present in real property loans or direct property ownership. For example, there is the possibility that other equity owners may have economic or business interests or goals which are inconsistent with ours. Further, the value of securities or other instruments purchased may fluctuate in value in a manner dependent on many criteria not directly related to the risks associated with real property, including the terms and conditions of the equity, the relative seniority of the equity and the general prospects and conditions of the issuer.
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
The day-to-day operations of the real estate companies and properties underlying our debt investments will be the responsibility of the owners and developers of such companies and properties. There can be no assurance that the owners and developers will be able to operate the underlying companies or properties in accordance with their business plans or our expectations. In addition, properties located outside of the United States may be subject to different or increased operational rules which may result in increased compliance obligations and/or costs.
We face risks due to our dependence on loan servicers and other third parties.
We engage a third-party loan servicer and such third-party loan servicer is responsible for payment processing, treasury management, tax, insurance, escrow and reserve administration, payoff and release processing, borrower requests, monthly accounting and review of operating statements, rent rolls and borrower financials, and other credit related services. We also engage a third-party loan asset manager. Our results of operations, including our ability to make payments on any indebtedness, will depend in part on the ability of these third-party asset manager and loan servicer performing their agreed upon functions and duties. There can be no assurance that the third-party asset management and loan servicing firms employed by us will be able to perform their agreed upon functions and duties successfully. Asset managers and loan servicers may at times face conflicts of interests in the management of investments owned by third parties and/or other affiliates of the Adviser. All fees, costs and expenses related to third-party asset managers and loan servicers are borne by us.
Our investments in Credit Assets may be risky and illiquid.
The portfolio of Credit Assets which we originate or purchase is likely to be risky and illiquid. The portfolio of Credit Assets may be unsecured and subordinated to material amounts of senior indebtedness and may not be protected by financial covenants or limitations upon additional indebtedness. Illiquidity may result from the absence of an established market for the portfolio of Credit Assets, as well as legal or contractual restrictions on their sale by us. Dispositions of Credit Assets also may be subject to contractual and other limitations on transfer (including prepayment penalties with respect to property-level debt) or other restrictions that would interfere with the subsequent sale of such Credit Assets or adversely affect the terms that could be obtained upon any disposition thereof. The possibility of partial or total loss of capital will exist and prospective investors should not subscribe for our common stock unless they can readily bear the consequences of such loss. Even if the portfolio of our Credit Assets are successful, they may not produce a realized return for an unspecified duration of time.
There are inherent risks in investments outside the United States, generally.
We have invested and expect to continue to invest a portion of the aggregate amount of our invested capital outside the United States. The legal systems of some countries in which we may invest lack transparency or could limit the protections available to foreign investors, and our portfolio of Credit Assets may be subject to nationalization and confiscation without fair compensation. Real estate related investing outside the United States generally involves additional risks such as (i) currency exchange rate fluctuations, which may reduce the value of repayments when converted into U.S. dollars, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences in conventions relating to documentation, settlement, corporate actions, shareholder rights and other matters; (iii) differences between U.S. and foreign securities and real estate markets, including potentially higher price volatility and relative illiquidity of some markets; (iv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and differences in government supervision and regulation; (v) the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation and other adverse economic and political developments; (vi) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such investments; (vii) less developed corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties and investor protections; (viii) differences in the legal and regulatory environment or enhanced legal and regulatory compliance, including potential currency control regulations, and potential restrictions on investment and repatriation of capital; (ix) political hostility to investments by foreign or private equity investors; (x) less publicly available information; and (xi) more difficult or complex processes to liquidate, foreclose, or otherwise enforce loan agreements or recover on collateral underlying our loans.
Transactions denominated in foreign currencies subject us to foreign currency risks.
We have and expect to continue to originate, invest in or acquire assets denominated in foreign currencies, which exposes us to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets, as well as our income and distributions. Any such changes in foreign currency exchange rates may impact the measurement of such assets or income for the purposes of the REIT tests and may affect the amounts available for payment of dividends on our common stock.
To mitigate such risks, we may obtain financing in the relevant foreign currency and may enter into hedging transactions, such as treasury locks, forward contracts, futures contracts, cross-currency swaps and interest rate swaps. While such hedging transactions may reduce such risks, they may result in a poorer overall performance for us than if we had not entered into such hedging transactions and the Adviser may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate risks.
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
Interest charged on loans we own may be subject to U.S. state and foreign usury laws imposing maximum interest rates and penalties for violation, including restitution of excess interest and unenforceability of debt.

Risks Related to Investments in Real Estate-Related Debt Securities
We may invest in a wide range of real estate-related securities pursuant to our broad investment guidelines.

Pursuant to our broad investment guidelines, our real estate-related securities investments may include, but are not limited to, CMBS, real estate-related corporate credit, mortgages, loans, mezzanine and other forms of debt (including residential mortgage-backed securities and other residential credit and debt of real estate-related companies), common stock, preferred equity and derivatives, and such investments may not be secured by real estate assets. The Adviser may also employ new investment techniques or invest in new instruments that it believes will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically defined herein, so long as such investments are consistent with the investment guidelines and our charter. New investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to us. In addition, any new investment technique or instrument developed by us may be more speculative than earlier investment techniques or instruments and may involve material and unanticipated risks. Our board of directors may also change our investment guidelines without the consent of our stockholders.
Investments in real estate-related debt securities are subject to risks including various creditor risks and early redemption features which may materially adversely affect our results of operations and financial condition.
The CRE Debt Securities interests in which we invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The debt securities in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. With respect to our portfolio of CRE Debt Securities, such investments generally are also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under the relevant creditors’ rights laws, (ii) so called lender liability claims by the issuer of the obligations and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Differences in creditor laws, may also adversely affect our rights as a holder of preferred equity with respect to other equity holders, and may involve more difficult or complex processes to liquidate, foreclose, or otherwise recover on collateral underlying our loans. The CRE Debt Securities in which we may invest may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Our investments in CRE Debt Securities may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.
Some of our investments in CRE Debt Securities may become distressed resulting in securities with a high risk of default and/or illiquidity.
While it is generally anticipated that our real estate-related investments will focus primarily on investments in non-distressed real estate-related interests (based on our belief that there is not a low likelihood of repayment), our investments may become distressed following our acquisition thereof. During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and ask prices may be greater than normally expected. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk. There is no assurance that the Adviser will correctly evaluate the value of the assets collateralizing such investments or the prospects for a successful reorganization, loan re-financing or similar action.
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
Our debt investments will face prepayment risk and interest rate fluctuations that may adversely affect our results of operations and financial condition.
During periods of declining interest rates, borrowers may prepay principal earlier than scheduled, requiring us to reinvest at lower yields. Debt investments frequently have call features allowing issuers to redeem investments before maturity, especially if refinancing becomes more economical or credit improves. In addition, market prices of our investments may fluctuate with changes in interest rates. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. These could impact the value of our investments.
Our CMBS and other CRE Debt Securities face risks associated with extensions that may adversely affect our results of operations and financial condition.
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
We invest in pools or tranches of CMBS which are subject to various risks and uncertainties, including credit, market, interest rate, prepayment, extension, structural and legal risks. CMBS differ from traditional debt securities in that their investment characteristics are directly tied to the performance of the underlying pool of mortgage loans secured by income-producing properties. As a result, CMBS are subject not only to securities market risks, but also to risks similar to those associated with direct exposure to commercial real estate loans, since their cash flows and valuations depend on the performance of the underlying properties and borrowers. While we intend to analyze and underwrite our CMBS investments from a fundamental real estate perspective, there can be no assurance that such underwriting practices will yield their desired results or that we will be able to effectively achieve our investment objectives.
The prospect of full repayment of the mortgage loans underlying CMBS depends on the ability of the commercial borrower to generate current income from its commercial property. The ability to generate current income from a commercial property is affected by a variety of factors. Such factors include differences in the management ability and track record of the commercial borrower, and geographic or industry concentration. Commercial borrowers may also lack the incentive to invest the funds necessary to maintain and attract tenants in the properties underlying the commercial mortgage loans to the extent the value of the mortgage exceeds the property value. Unlike residential mortgage loans, most commercial mortgage loans are not significantly amortized over the loans’ terms. Instead, with most commercial mortgage loans the bulk of the loan balance is payable at maturity with a one-time payment, commonly known as a “balloon payment.” Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing, which can be negatively impacted by a difficult credit environment. Usually, a commercial borrower will seek out another loan to satisfy the balloon payment on a commercial mortgage loan. Therefore, full satisfaction of a commercial mortgage loan will be affected by a commercial borrower’s access to credit. In certain situations, including during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower.

Mortgage loans are usually non-recourse in nature. Therefore, if a borrower defaults on the mortgage loan underlying the CMBS, the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the loans comprising a pool or tranche of CMBS in which we invest increase, the performance of our investments related thereto may be adversely affected. Default rates and losses on mortgage loans underlying the CMBS will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property and the financial circumstances of the borrower. A decline in specific real estate markets and property valuations may result in higher delinquencies and defaults. In the event of default, the lender will have no right to assets beyond collateral attached to the mortgage loan. There can be no guarantee that our investments in CMBS will not be adversely affected by such risks.

The value of CMBS is subject to risk from possible geographic or industry concentration. In addition to investing in pools or tranches of CMBS, we may in certain circumstances invest in securities relating to a single issuer or a handful of issuers, which involves a high degree of concentrated risk with no certainty of any return of capital. These risks may be further pronounced in cases where the CMBS is secured by a relatively small or less diverse pool of underlying loans or real estate assets. Certain geographic regions or industries may be more adversely affected from economic pressures when compared to other geographic regions or industries. A pool of CMBS by mortgage loans with a substantial geographic or industry concentration will be more susceptible to the economic environment of such concentrated geographic regions or industries, and therefore could be at greater risk for a substantial loss in value.
We will face “credit spread widening” risk related to our investment in securities.
For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the credit spreads of the securities in which we invest may increase substantially, causing a decline in the price of the securities. It may not be possible to predict, or to hedge against, such “credit spread widening” risk. In addition, mark-to-market accounting of our investments will have an interim effect on the reported value prior to realization of an investment.
There are certain risks associated with the insolvency of obligations backing mortgage-backed securities and other investments.
The real estate loans backing mortgage-backed securities (“MBS”), which include the CMBS in which we will invest, and other investments we may make may be subject to various laws enacted in the applicable jurisdiction of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. There can be no assurance as to what standard a court would apply to determine whether the borrower was “insolvent” after giving effect to the incurrence of the indebtedness constituting the mortgage backing the CMBS and other investments, or that regardless of the method of valuation, a court would not determine that the borrower was “insolvent” after giving effect to such incurrence. In addition, in the event of the insolvency of a borrower, payments made on such mortgage loans could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year and one day) before insolvency.
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
The lack of liquidity in our securities investments may adversely affect our business.
There can be no assurance that there will be a ready market for the resale of our securities investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us, particularly for certain of our loan investments. The credit markets, including the CMBS and preferred equity markets, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could re-occur and would impact the valuations of our investments and impair our ability to sell such investments if we were required to liquidate all or a portion of our investments quickly. Additionally, certain of our securities investments may be subject to holding period and other restrictions that limit our ability to sell such investments.
We may invest in structured products or similar products that may include structural and legal risks.
We may invest from time to time in structured products. These investments may include debt securities issued by a private investment fund that invests, on a leveraged basis, in credit assets originated by banks or other third parties, high-yield debt or other asset groups, certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans, as well as MBS credit default swaps (e.g., CMBX). Our investments in structured products will be subject to a number of structural and legal risks, including risks related to the fact that the structured products will be leveraged. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.
We may invest in real estate corporate debt, which consists of secured and unsecured obligations issued by companies in the business of owning and/or operating real estate-related businesses.
We may invest in corporate debt obligations of varying maturities issued by U.S. and foreign corporations and other business entities, which may include loans, corporate bonds, debentures, notes and other similar corporate debt instruments, including convertible securities. Bonds are fixed or variable rate debt obligations, including bills, notes, debentures, money market instruments and similar instruments and securities. Corporate debt is generally used by corporations, including REITs, and other issuers to borrow money from investors. The issuer pays the investor a rate of interest and normally must repay the amount borrowed on or before maturity. The rate of interest on corporate debt may be fixed, floating or variable, and may vary inversely with respect to a reference rate. The rate of return or return of principal on some debt obligations may be linked or indexed to the level of exchange rates between the U.S. dollar and a foreign currency or currencies. Debt instruments may be acquired with warrants attached. Certain bonds are “perpetual” in that they have no maturity date.
Our investments in real estate-related corporate credit are subject to a number of risks, including interest rate risk, credit risk, high yield risk, issuer risk, foreign (non-U.S.) investment risk, inflation/deflation risk, liquidity risk, smaller company risk and management risk. We generally will not have direct recourse to real estate assets owned or operated by the issuers of the corporate debt obligations that we invest in and the value of such corporate debt obligations may be impacted by numerous factors and may not be closely tied to the value of the real estate held by the corporate issuer.
We may invest in high yield securities which are subject to more risk than higher rated securities.
CRE Debt Securities that are, at the time of purchase, rated below investment grade (below Baa by Moody’s and below BBB by S&P and Fitch), given an equivalent rating assigned by another nationally recognized statistical rating organization or unrated but judged by the Adviser to be of comparable quality, are commonly referred to as “high yield” securities. Investments in high yield securities generally provide greater income than investments in higher quality securities, but they also typically entail greater price volatility and principal and income risk, including the possibility of default and bankruptcy. High yield securities are regarded as predominantly speculative with respect to the issuer’s continuing ability to meet principal and interest payments. Debt Securities in the lowest investment grade category also may be considered to possess some speculative characteristics by certain investors and rating agencies. In addition, analysis of the creditworthiness of issuers of high yield securities may be more complex than for issuers of higher quality securities.
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
We may invest in real estate-related preferred equity, which is subordinate to any indebtedness, but involves different rights.
We may in the future invest from time to time in non-controlling preferred equity positions, common equity and other real estate-related interests. Preferred equity investments generally rank junior to all existing and future indebtedness, including commercial mezzanine and mortgage loans, but rank senior to the owners’ common equity. Preferred equity investments typically pay a dividend rather than interest payments and often have the right for such dividends to accrue if there is insufficient cash flow to pay currently. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically has the right to effectuate a change of control with respect to the ownership of the property. In addition, equity investments may be illiquid or have limited liquidity due to lock-out periods, limited trading volume or other limitations or prohibitions against their transfer, sale, pledge or disposition, including any necessary registration with the SEC requiring coordination with the issuer for the sale of such securities. Our investments in real estate-related equity securities will involve risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities are subject to their own operating and other expenses and may be subject to a management fee and/or performance-based compensation (e.g., promote), which we as equity holders will indirectly bear.
We may invest in equity or preferred equity securities of REITs and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.
REITs are dependent upon specialized management skills, have limited diversification and are, therefore, subject to risks inherent in financing a limited number of projects. REITs may be subject to management fees and other expenses, and so when we invest in REITs, we will bear our proportionate share of the costs of the REITs’ operations. Investing in REITs and real estate-related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common stock. REITs depend generally on their ability to generate cash flow to make distributions to stockholders, and certain REITs have self-liquidation provisions by which mortgages held may be paid in full and distributions of capital returns may be made at any time. In addition, distributions received by us from REITs may consist of dividends, capital gains or return of capital. Generally, dividends received by us from REIT shares and distributed to our stockholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for tax-free pass-through of income.
A REIT may impose limits on how much of its securities any one investor may own. These ownership limitations may result in an investor being unable to purchase (or otherwise obtain economic exposure to) the desired amounts of certain REITs. In some circumstances, we may seek and obtain a waiver from a REIT to exceed the REIT’s ownership limitations without being subject to the adverse consequences of exceeding such limit were a waiver not obtained, provided that we comply with the provisions of the waiver.
REITs (especially mortgage REITs) are subject to interest rate risk. Rising interest rates may cause REIT investors to demand a higher annual yield, which may, in turn, cause a decline in the market price of the equity securities issued by a REIT.
Investing in certain REITs and real estate-related companies, which often have small market capitalizations, may also involve the same risks as investing in other small capitalization companies. REITs and real estate-related companies may have limited financial resources and their securities may trade less frequently and in limited volume and may be subject to more abrupt or erratic price movements than larger company securities.

We will face risks related to our investments in commercial real estate collateralized loan obligations.
We may sponsor or invest in commercial real estate collateralized loan obligations (“CRE CLOs”). CRE CLOs are securitization vehicles typically collateralized by a revolving and actively managed pool of commercial real estate mortgage loans, which may include transitional, bridge, or other non stabilized commercial mortgage loans. These loans are often secured by income producing commercial properties and may be subject to refinancing risk, interest rate risk, and property level cash flow volatility. Cash flows from a CRE CLO are distributed pursuant to a contractual waterfall that allocates interest and principal to multiple tranches with differing risk profiles. Junior, residual, or equity tranches are subordinate to senior and mezzanine tranches and are typically the first to absorb losses resulting from borrower defaults, declines in collateral value, or other adverse credit events. As a result, investments in these tranches are highly sensitive to collateral performance, loan management decisions, and broader commercial real estate market conditions, and may experience significant volatility or loss of principal. Although senior CRE CLO tranches may benefit from structural credit enhancement provided by subordinate tranches, all CRE CLO tranches remain exposed to risks including loan defaults, declining property values, reduced recoveries, extension risk, and adverse market perceptions of the CRE CLO asset class. In stressed environments, deterioration in collateral performance or diversion of cash flows to protect senior tranches may materially reduce or eliminate distributions to junior or residual holders. CRE CLOs may charge a management fee and administrative expenses.
CRE CLOs are generally privately offered and sold, and thus are not registered under any securities laws. As a result, investments in CRE CLOs may be characterized as illiquid assets and their valuations may be more volatile, particularly during periods of market stress or reduced investor demand for securitized investments. Also, the performance of a CRE CLO is dependent on the action of the collateral manager and special servicer, whose decisions regarding loan selection, reinvestment, modifications, extensions or workouts may materially affect cash flows and ultimate returns. We may invest in CRE CLO tranches for which we do not control or influence these decisions, and the interest of the collateral manager, directing certificate holder, or controlling class may not align with our interests as an investor. With respect to the management and servicing of those tranches, the related special servicer or collateral manager may take actions that could adversely affect our interests. In addition to the risks associated with debt instruments (e.g., interest rate risk and credit risk), CRE CLOs carry additional risks including, but not limited to: (i) uncertainty regarding the timing and amount of cash distributions; (ii) deterioration in commercial real estate fundamentals; (iii) subordination to other tranches in the capital structure; and (iv) the potential for disputes or unexpected outcomes arising from the complexity of the securitization structure.
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
Our investments in operating companies are subject to unique risk and these companies may not be profitable.
We may invest in CRE OpCos, which in turn may develop or service the assets of (or provide technology or services to) (i) us, (ii) clients, affiliates or former affiliates of the Adviser, (iii) other interested parties and/or (iv) third parties. We may make such investments in order to provide access to real estate investments within our investment strategy or to enhance our financial performance. Our investments in real estate-related operating companies may take the form of preferred equity or other non-controlling interests, including debt interests. The nature of our interest in a real estate-related operating company may not permit us to actively manage or control the operations of such real estate-related operating company. A real estate-related operating company in which we invest may not be profitable at the time of our investment, or at any time, and may be exposed to stringent and complex federal, state and local laws, ordinances and regulations, including those related to financial crime, permits, government contracting, conservation, exploration and production, lending, tenancy, occupational health and safety, employment law and regulation, foreign investment and environmental protection. As a result of the foregoing risks and the risks inherent in an investment in any business, we may not be able to fully recover our investment in an operating company.

There are certain risks associated with the servicers of commercial real estate loans underlying CMBS and other investments in CRE Debt Securities.
The exercise of remedies and successful realization of liquidation proceeds relating to commercial real estate loans underlying CMBS and other CRE Debt Securities may be highly dependent on the performance of the servicer or special servicer. The servicer may not be appropriately staffed or compensated to immediately address issues or concerns with the underlying loans. Such servicers may exit the business and need to be replaced, which could have a negative impact on the portfolio due to lack of focus during a transition. Special servicers frequently are affiliated with investors who have purchased the most subordinate bond classes, and certain servicing actions, such as a loan extension instead of forcing a borrower pay off, may benefit the subordinate bond classes more so than the senior bonds. While servicers are obligated to service the portfolio subject to a servicing standard and maximize the present value of the loans for all bond holders, servicers with an affiliate investment in the CMBS or other CRE Debt Securities may have a conflict of interest. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. In addition, to the extent any such servicers fail to effectively perform their obligations pursuant to the applicable servicing agreements, such failure may adversely affect our investments.
We may engage in hedging transactions, which involve numerous risks.
Subject to REIT qualification requirements and compliance with any applicable exemption from being regulated as a commodity pool operator, we may enter into derivatives transactions including, but not limited to, currency hedging utilizing forward and/or futures contracts, U.S. Treasury futures, interest rate swaps, and interest rate floors and caps for limited hedging purposes. Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies investment, market and certain other risks. Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used. The ability to successfully use derivative investments depends on the ability of the Adviser. The skills needed to employ derivatives strategies are different from those needed to select portfolio investments and, in connection with such strategies, the Adviser must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate. The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments). In addition, the use of derivatives will be subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.
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
Any indirect investment we make, including in the Affiliated Funds, will be subject to similar business, real estate and real estate debt risks.

Our indirect investments, including in the Affiliated Funds, are subject to many of the same business, real estate and real estate debt risks as we are. For example, the Affiliated Funds:

•may not have sufficient available funds to make distributions or redeem interests in the funds upon request of investors without delay;
•expect to acquire additional assets or dispose of assets in the further which, if unsuccessful, could affect our ability to pay dividends to our stockholders;
•intend to use borrowing to partially fund acquisitions, originations or investments, which may result in foreclosures and unexpected debt-service requirements and indirectly negatively affect our ability to pay dividends do our stockholders;
•are also dependent on Invesco Real Estate and its key employees for its success;
•also operate in a competitive business with competitors who have significant financial resources and operational flexibility;
•depend on its tenants or borrowers for its revenue and may rely on certain significant tenants or borrowers;
•are subject to risks associates with terrorism, uninsured losses and high insurance costs;
•will be affected by general economic and regulatory factors it cannot control or predict; and
•will be subject to taxes and operating expenses that may increase.

To the extent the operations and ability of the Affiliated Funds, or any other entity through which we indirectly invest in real estate or real estate debt, to make distributions or redeem interests in the funds is adversely affected by any of these risks, our operations and ability to pay distributions to you will be adversely affected. The Affiliated Funds may make investments in countries or regions where neither we nor the Affiliated Funds have previously invested, which may expose the Affiliated Funds to additional risk with regard to that jurisdiction’s applicable laws, which may adversely impact our investments in the Affiliated Fund.

Our ability to redeem all or a portion of our investment in the Affiliated Funds is subject to significant restrictions.

Our investment in the Affiliated Funds is subject to significant restrictions. Our investments in the Affiliated Funds generally will be treated the same as investments by other investors in the Affiliated Funds, and the managers of the Affiliated Funds may limit redemptions, including as a result of certain tax, regulatory or other considerations. We may not be able to exit the Affiliated Funds or liquidate all or a portion of our interests in the Affiliated Funds.

We cannot assure you that the Affiliated Funds will have capital available on favorable terms or at all to fund the redemption of interests. If the Affiliated Funds are not able to raise additional capital to meet redemption requests, the Affiliated Funds may be required to sell assets that they would otherwise elect to retain or sell assets or otherwise raise capital on less than favorable terms or at a time when they would not otherwise do so. If the Affiliated Funds are forced to sell any assets under such circumstances, the disposition of such assets could materially adversely impact their operations and ability to make distributions to us and, consequently, the value of our investment in the Affiliated Funds.
Risks Related to Debt Financing
We may not be able to obtain leverage, but if obtained the use of leverage will expose us to certain risks.
Under the origination and investment guidelines adopted by our Board, we are not precluded from borrowing against the portfolio of Credit Assets or other real estate related investments and there is no limitation on the amount of indebtedness we may incur with respect to any loan or debt-related investment. Our target Leverage Ratio after we have raised substantial offering proceeds and acquired a broad portfolio of loans secured by, or unsecured but related to, commercial real estate is 50% to 65%, and our maximum permitted Leverage Ratio is 65%. We will not place debt on subordinated loans or Junior Tranche positions in our portfolio. If we pursue borrowings in excess of this maximum Leverage Ratio, it will seek to obtain Board approval. The use of leverage involves a high degree of financial risk and will increase the exposure of the portfolio to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Company-level credit facilities of less than 12 months are excluded from these target Leverage Ratio calculations, and therefore the use of Company-level credit facilities can increase the risks related to debt financing outlined herein more than an investment with comparable target Leverage Ratios. Periods in which the Adviser may deviate from its target Leverage Ratios are in the discretion of the Adviser, and therefore at the Adviser’s discretion we could exceed target Leverage Ratios and increase related risks.
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
Debt service requirements may deplete cash flows and relatively small changes in the overall value of investments will have a magnified impact on us. If an investment were unable to generate sufficient cash flow to meet principal and interest payments on its indebtedness, the value of our investment in such investment would be significantly reduced or even eliminated. The amount of debt financing may restrict the amount of funds available for distribution to our stockholders. In addition, the terms of any debt financing may contain covenants that, among other things, might restrict our operations or activities or our investments.
We have no limitations on the amount of short-term corporate debt we may incur and our leverage limitation with respect to long-term debt may be waived by our Board.
Our governing documents do not contain limitations on the amount of debt that we may incur and there is no limit on the amount of leverage we may borrow with respect to any individual Credit Asset or portfolio of loans. We have adopted a leverage policy that restricts the aggregate long-term debt that may be incurred but the limitation may be waived by our Board. The leverage limitations in our leverage policy do not apply to short-term credit facilities. The amount of debt we use will depend on available investment opportunities, available capital, our ability to obtain financing arrangements and the stability of cash flow.
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

Increases in interest rates could adversely affect our financial condition, results of operations and our ability to make distributions to our stockholders.
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
Volatility in the global credit markets could make it more difficult for us to obtain favorable financing for investments. A widening of credit spreads, coupled with the extreme volatility of the global debt markets and a rise in interest rates, dramatically reduce investor demand for high yield debt and senior bank debt, which in turn could lead some investment banks and other lenders to be unwilling to finance new investments or to only offer committed financing for these investments on unattractive terms. Such unattractive terms could include requirements by lenders that we pay down or pay off any existing financing prior to financing new investments, which we may not have sufficient capital to do. Additionally, agreements with lenders may provide that the interest rate t will be based on a predetermined rate plus an applicable spread, allowing the lender to adjust the spread adversely during time of market volatility. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the U.S. economy which would negatively impact our operations.
If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions to our stockholders.
Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment is uncertain and may depend upon our ability to dispose of or refinance loans. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan or dispose a particular loan at a price sufficient to make the balloon payment. Such a refinancing would be dependent upon interest rates and lenders’ policies at the time of refinancing, economic conditions in general and the value of the underlying properties in particular. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.
Restrictive covenants relating to our operations may have adverse effects on us.
A credit facility lender may impose restrictions on us that would affect our ability to incur additional debt, originate loans, reduce liquidity below certain levels, make distributions to our stockholders and impact our flexibility to determine our operating policies and investment strategies. For example, our loan agreements may contain negative covenants that limit, among other things, our ability to distribute more than a certain amount of our net cash flow to our stockholders, dispose of or refinance loans and enter into transactions with affiliates. In addition, our loan agreements may contain negative covenants that limit leverage beyond certain amounts contrary to our Leverage Ratio goals. If we fail to meet or satisfy any of these covenants, we would be in default under such agreements, and a lender could elect to declare outstanding amounts due and payable, terminate its commitment, require the posting of additional collateral and/or enforce its interests against existing collateral.
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
The Adviser’s ability to successfully manage our affairs currently depends on the experience, relationships and expertise of the senior management and other key real estate professionals who manage the Company. Our success depends to a significant degree upon the contributions of these professionals employed by the Adviser, each of whom would be difficult to replace, and the Adviser’s ability to attract and retain highly skilled managerial, operational and marketing professionals. There is ever-increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisers, investment managers, real estate investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us or the Adviser, particularly in light of our perpetual-life nature, or that any replacements will perform well. Neither we nor the Adviser have employment agreements with these key professionals and they may not remain associated with us or the Adviser. If the Adviser loses or is unable to obtain the services of these highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered and our operating results could suffer. There can be no assurance that these individuals will remain employed by the Adviser or its affiliates, or otherwise continue to carry on their current duties. The loss of the services of the Adviser, or employees of the Adviser, could have a material adverse effect on our operations.
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
Lenders for certain of our financing agreements have required provisions in the loan documentation that would make the termination or replacement of the Adviser an event requiring the immediate repayment of the full outstanding balance of the loan unless the Adviser is replaced with an investment manager acceptable to the lender. The termination or replacement of the Adviser could trigger repayment of outstanding amounts under the credit agreements governing the repurchase agreements or lines of credit that we may obtain in the future. If an unplanned repayment event occurs with respect to any of our financing arrangements, our results of operations and financial condition may be adversely affected.
If we are unable to successfully integrate new investments and manage our growth, our results of operations and financial condition may suffer.
We may significantly increase the size and/or change the types of investments in our portfolio. We may be unable to successfully and efficiently integrate newly acquired investments into our existing portfolio or otherwise effectively manage our assets or growth. In addition, increases in the size of our investment portfolio and/or changes in our investment concentration or portfolio mix may place significant demands on the Adviser’s administrative, operational, asset management, financial and other resources which could lead to decreased efficiency. Any failure to effectively manage such growth or increase in scale could adversely affect our results of operations and financial condition.
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
Various potential and actual conflicts of interest will arise as a result of our overall investment activities and the overall investment activities of Invesco, the Dealer Manager, the Adviser and their affiliates. Invesco may in the future engage in further activities that may result in additional conflicts of interest not addressed below. If any matter arises that we and our affiliates (including the Adviser) determine in our good faith judgment constitutes an actual conflict of interest, we and our affiliates (including the Adviser) may take such action as we determine in good faith may be necessary or appropriate to ameliorate the conflict. Transactions between us and Invesco or its affiliates will require approval by our Board, including a majority of our independent directors. There can be no assurance that our Board or Invesco will identify or resolve all conflicts of interest in a manner that is favorable to us.
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
Certain advisors and other service providers or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, title agents, property managers and investment or commercial banking firms) that provide goods or services to us, Invesco or certain entities in which we have an investment may also provide goods or services to or have business, personal, financial or other relationships with Invesco and its other businesses. Such advisors and service providers referred to above may be investors in us, affiliates of the Dealer Manager or the Adviser, sources of financing and investment opportunities or co-investors or commercial counterparties or entities in which Invesco or Other Invesco Accounts have an investment. Payments by us to such advisor or service provider may indirectly benefit Invesco or such Other Invesco Accounts. In addition, certain employees of Invesco may have family members or relatives employed by such advisors and service providers. The Adviser or its affiliates may also provide administrative and other services to us. These relationships may influence us, Invesco or the Adviser in deciding whether to select or recommend such a service provider to perform services for us or a portfolio property (the cost of which will generally be borne directly or indirectly by us or such portfolio property, as applicable).
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
Invesco, the Adviser and their affiliates engage in a broad spectrum of activities, including a range of activities relating to investments in the real estate industry, and have invested or committed billions of dollars in capital through various investment funds, managed accounts and other vehicles affiliated with Invesco. In the ordinary course of their business activities, Invesco, the Adviser and their affiliates may engage in activities where the interests of certain divisions of Invesco and its affiliates, including the Adviser, or the interests of their clients, may conflict with our interests and those of our stockholders. Certain of these divisions and entities affiliated with the Adviser and its affiliates have or may have investment objectives or guidelines similar to our origination and investment guidelines and therefore may compete with us. In particular, Invesco Real Estate invests in a broad range of real estate-related debt investments on behalf of numerous investment funds, managed accounts and other vehicles. If any matter arises that the Adviser and its affiliates determine in their good faith judgment constitutes an actual conflict of interest, the Adviser and its affiliates may take such action as they determine in good faith may be necessary or appropriate to ameliorate the conflict. Transactions between us and Invesco or its affiliates will require approval by the Board, including a majority of independent directors. There can be no assurance that the Board or Invesco will identify or resolve all conflicts of interest in a manner that is favorable to us and our stockholders.
Conflicts of interest may arise for the Adviser and its affiliates with respect to its clients on the one hand, and us on the other hand.
The Adviser and its affiliates have existing and potential relationships with a significant number of corporations, institutions and individuals. In providing services to its clients and us, the Adviser may face conflicts of interest with respect to activities recommended to or performed for such clients, on the one hand, and us, the stockholders or the entities in which we invest, on the other hand. The Adviser and its affiliates also will face conflicts of interest in connection with any purchase or sale transactions involving (i) us or our subsidiaries and (ii) a client of the Adviser or an entity that has a financial or other interest in Invesco Ltd., the parent company of the Adviser, or in any of its affiliates (each, an “Interested Party”), including with respect to the consideration offered by or to, and the obligations of, such client or Interested Party. In addition, other clients of the Adviser may own equity interests in real estate and real estate related assets, interests in loans with real estate assets as the underlying collateral or other interests in real estate and real estate related assets. In determining whether to pursue a particular transaction on our behalf, these relationships could be considered by the Adviser, and there may be certain potential transactions that will not be pursued on behalf of us in view of such relationships. As a result, there can be no assurance that all potentially suitable investment opportunities that come to the attention of the Adviser will be made available to us. In addition, we may co-invest with Interested Parties and clients of the Adviser in particular investment opportunities, and the relationship of the Adviser and its affiliates with such clients or such Interested Party(ies) may influence the decisions made by the Adviser with respect to such investments.
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
A conflict of interest arises where the financial or other benefits available to the Adviser or its affiliates differ among the accounts, clients, entities, funds or investment vehicles that it manages. If the amount or structure of the management fee and performance fee or the Adviser’s or its affiliates’ compensation differs among accounts, clients, entities, funds or investment vehicles (such as where certain funds or accounts pay higher base management fees, incentive fees, performance-based management fees or other fees), the Adviser might be motivated to help certain accounts, clients, entities, funds or investment vehicles over others. Similarly, the desire to maintain assets under management or to enhance the Adviser’s performance record or to derive other rewards, financial or otherwise, could influence the Adviser or its affiliates in affording preferential treatment to those accounts, clients, entities, funds or investment vehicles that could most significantly benefit the Adviser or its affiliates. The Adviser may, for example, have an incentive to allocate favorable or limited opportunity investments or structure the timing of investments to favor such accounts, clients, entities, funds or investment vehicles. Additionally, the Adviser or its affiliates might be motivated to favor accounts, clients, entities, funds or investment vehicles in which it has an ownership interest or in which Invesco or its affiliates have ownership interests. Conversely, if an investment professional at the Adviser or its affiliates does not personally hold an investment in the Company but holds investments in other Invesco affiliated vehicles, such investment professional’s conflicts of interest with respect to us may be more acute.
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
If we enter into a co-investment with (i) a client of the Adviser or its affiliates, (ii) an affiliate of the Adviser, including any director affiliated with the Adviser or (iii) an Interested Party, such transaction would lead to additional conflicts of interest. The terms of such co-investment may not be negotiated on an arm’s length basis and could favor one investor over the other due to facts and circumstances not currently contemplated by the Adviser, including a change in circumstances arising due to events that are outside of the control of the Adviser or us. Such co-investment opportunities will require approval by the Board, including a majority of independent directors. There can be no assurance that the Adviser or the Board will identify or resolve all conflicts of interest in a manner that is favorable to us and our stockholders.
Investment opportunities will be allocated between us and Other Invesco Accounts.
The Adviser and its affiliates advise and manage, and in the future will continue to advise and manage Other Invesco Accounts having origination and investment guidelines substantially the same in whole or in part as some or all of ours. In the event Invesco Real Estate identifies potential investment opportunities that also might be suitable for one or more Other Invesco Accounts, Invesco Real Estate will allocate such investment opportunities in what the Adviser believes is a fair and equitable manner over time, such decisions made at the Adviser’s discretion, in accordance with its policies and procedures.
The Adviser has implemented a policy whereby U.S. opportunities are rotated on various logs classified by the nature of the opportunity. These specific rotational logs and their related policies were designed to create a methodology for allocating investment opportunities that is fair and equitable to Invesco Real Estate’s clients over time, while balancing the needs of such clients to complete transactions on a cost-effective and timely basis. Invesco Real Estate clients seeking a co-investment on an opportunity may use their position on a particular rotation log for a transaction as long as they can meet the timing and other relevant conditions for such transaction. In determining a co-investment partner among other Invesco Real Estate clients, if applicable, the rotation log policies and procedures will apply.
We and credit-focused Other Invesco Accounts will retain priority on the Adviser’s debt log for U.S. opportunities. Such U.S. opportunities will be rotated among the Adviser’s credit-focused accounts where the client receiving the opportunity is rotated below the other credit-focused accounts when an opportunity is secured. We, or other credit-focused Other Invesco Accounts, may waive an opportunity if warranted based on a variety of factors. Currently, one Other Invesco Account is an open-ended institutional fund that invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States. As of December 31, 2025, this Other Invesco Account had $5.0 billion of gross assets under management and no unused capital commitments.
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
Our investments in real estate-related securities may include investments in investment funds managed by the Adviser or its affiliates. The Adviser and its affiliates that manage, advise or are otherwise affiliated with these affiliated funds face potential conflicts of interest with respect to our investments in affiliated funds, as such investments could earn the Adviser additional fees. Any investments we makes in an affiliated fund will be conducted in accordance with, and subject to, the terms and conditions of the Advisory Agreement and any origination and investment guidelines or other governance policies adopted by the Board, which requires its approval, including a majority of independent directors. The value of any investments in an affiliated fund will be excluded from our NAV for purposes of calculating the Management Fee we pay to the Adviser. We expect to bear or pay management fees, performance fees and/or transaction fees to affiliates of the Adviser as well as operating expenses as a result of any investment in an affiliated fund.
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
Investment Management Firm. Bellwether Asset Management, an asset management platform based in Los Angeles, has been contracted by the Adviser to perform day-to-day asset management and borrower communication, including, but not limited to, monthly reporting, calculating lender tests (such as debt service coverage ratios, debt yields, and loan-to-value ratios), and obtaining property-level updates on the business plan.
Loan Servicing Firm. Key Bank has been engaged by the Adviser to perform loan servicing (i.e., payment processing, records, balances, impound accounts, etc.) for us.
The Adviser may retain additional or other service providers on our behalf in the future.

There may be conflicts with respect to other affiliate transactions in connection with investments alongside Other Invesco Accounts.
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
Neither the track record of Invesco Real Estate or the senior management of the Adviser nor the performance of the Adviser will imply or predict (directly or indirectly) any level of our future performance. Identifying and originating or participating in attractive Credit Asset investment opportunities is difficult. There is no assurance that our portfolio of Credit Assets will be profitable and there is a risk that our losses and expenses will exceed our income and gains. Any return on investment to the stockholders depends upon the Adviser creating a successful portfolio of Credit Assets on our behalf. Many investment decisions by the Adviser will be dependent upon the ability of its employees and agents to obtain relevant information from non-public sources and the Adviser often will be required to make decisions without complete information or in reliance upon information provided by third parties that is impossible or impracticable to verify. The marketability and value of each Credit Asset will depend upon many factors beyond our control. Our performance is dependent upon future events and is, therefore, inherently uncertain. Past performance cannot be relied upon to predict future events due to a variety of factors, including, without limitation, varying business strategies, different local, national and global economic circumstances, different supply and demand characteristics, varying degrees of competition and varying circumstances pertaining to the real estate capital markets.
Inflation risks may have an adverse impact on our returns.
Historically, rising inflation has impacted economies and financial markets, including the commercial real estate markets in which we invest. For example, increases in wages and the cost of materials and services during inflationary periods can reduce the profitability of our investments. Additionally, governmental measures to control inflation, such as interest rate hikes or fiscal tightening, may slow economic activity and negatively affect asset values and cash flows. The returns on our investments are influenced by assumptions about inflation and how asset revenues are structured. Changes in inflation rates can cause actual returns to differ from expectations, potentially reducing overall performance. While we monitor inflation trends closely, there can be no assurance that inflation will not pose significant challenges in the future or adversely impact our financial results.
Litigation outcomes may have an adverse impact on us.
In the ordinary course of our business, we may be subject to litigation from time to time. The outcome of such proceedings may materially adversely affect our value and may continue without resolution for long periods of time. Any litigation may consume substantial amount of time and attention, and that time and the devotion of these resources to litigation may, at times, be disproportionate to the amounts at stake in the litigation. The expense of defending claims against us and paying any amounts pursuant to settlements or judgments would be borne by us and would reduce net assets. Our Board will be indemnified by us in connection with such litigation, subject to certain conditions.
Insurance may not cover all losses and liabilities associated with our investments.
There can be no assurance that insurance will be available or sufficient to cover all of our risks. The insurance industry is currently in an unpredictable state, and, as a result, the actual premiums and deductibles payable by the Company may be substantially different than the Adviser’s projections of premiums and deductibles. In the future, we may acquire the real estate assets securing or related to our loans and investments and then become responsible for the costs of insurance. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, or losses as a result of vandalism or other crime, faulty construction or accidents, fire, outbreaks of an infectious disease including pandemics, or acts of terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we may not be able to pay. In general, losses related to terrorism are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism, in others the coverage against terrorist acts is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather and fire events, with insurers excluding certain investments that have high risk of weather, earthquake or fire events. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions could increase as well. Climate change may also increase the cost of, or decrease the availability of, property insurance on terms we find acceptable. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including lost revenues or other costs. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies are subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Certain of these events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby adversely affecting us or the Adviser.
Speculative nature of investments could result in a loss of capital.
The investments to be made by us may be speculative in nature, and the possibility of partial or total loss of capital will exist. Stockholders should not subscribe to or invest in us unless they can readily bear the consequences of such loss.
Our business may be adversely affected by the impact on the financial markets due to bank failures.
Past and future bank failures in the United States and elsewhere could have far-reaching effects on the U.S. and other financial markets, including widespread failures of financial institutions, limited availability of credit, counterparty credit risks and adverse effects on issuers of debt and equity and other assets in which we invest and other instruments to which we have exposure, as well as the broader economy. Any or all of these developments may have a material adverse effect on us; for example, fluctuations in the market prices of securities and/or interest rates may adversely affect the value of our portfolio of Credit Assets and/or increase the inherent risks associated with an investment in the Credit Assets and other investments. The ability of assets securing our Credit Assets to refinance may depend on their ability to obtain additional financing. Any deterioration of the global debt markets or the credit ratings of certain investors (including, without limitation, sovereign nations), any possible future failures of certain financial services companies or a significant rise in interest rates, taxes or market perception of counterparty default risk will likely significantly reduce investor demand for Company-level financing and similar types of liquidity for investment grade, high-yield, and senior and other types of bank debt. This, in turn, is likely to result in some potential lenders being unable or unwilling to finance new investments, to provide working capital or to provide financing for other purposes permitted under the Advisory Agreement or to be willing to provide such financing only on terms less favorable than those that had been available in the recent past. In recent past, certain U.S. banks have experienced liquidity issues related to, among other factors, rising interest rates. It is currently unknown the extent to which such events could affect the availability of financing for commercial real estate. While disruption in the capital markets could enhance our ability to originate or acquire debt investments on attractive terms, a component of our investment strategy rests on our ability to obtain financing for our investments and operations on terms accretive to our investment strategy. A lack of such financing would adversely affect our ability to achieve our investment objectives.
The impacts of climate change, climate-related initiatives and regulations and sustainability and ESG matters may adversely affect our business and financial results and damage our reputation.
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
The real estate assets securing or related to our loans and investments may be negatively affected by the exposure to environmental conditions such as droughts, fires, famines, floods, storms and other climate change and environmental-related events; although a number of these risks may be insurable, it is not guaranteed that the insurance coverage may in all cases be adequate and losses connected to these events may be material. In addition, the actions taken on the real estate assets securing or related to our loans to improve such real estate asset’s sustainability profile, such as energy efficiency, clean energy production and consumption, waste reduction and water treatment may impose significant short-term costs. Any decrease in value or significant costs and investments affecting the assets securing or related to loans originated by us or in which we invest may result in a borrower’s default or inability to pay amounts due on a loan, which would, in turn, adversely impact our returns.
Stockholders may differ in their views of whether or how ESG matters should be addressed and, as a result, we may invest in investments or manage our investments in a manner that does not reflect the beliefs and values of any particular investor. Views on sustainability or ESG practices, particularly those related to climate issues, have become part of political discourse, which can increase reputational risk. Further risks related to ESG investment strategies include negative market perception and diminished sales effectiveness.
Climate change and regulations intended to control its impact may affect the value of the real estate assets securing or related to loans we originated or in which we invest. We and the Adviser cannot determine with certainty the long-term impacts on real estate assets from climate change or related regulations. Laws enacted to mitigate climate change could increase energy costs, could make some buildings of property owners obsolete or cause such owners to make material investments in their properties to meet carbon or energy performance standards, which could materially and adversely affect the value of older properties underlying or relating to our investments. Climate change may also have indirect effects on property owners by increasing the cost of (or making unavailable) property insurance. Moreover, compliance with laws or regulations related to climate change, including compliance with “green” building codes or tenant preferences for “green” buildings, may cause property owners to incur additional costs when renovating older properties. Any decrease in value or significant costs and investments affecting the assets securing or related to loans originated by us or in which we invest may result in a borrower’s default or inability to pay amounts due on a loan, which would, in turn, adversely impact our returns. There can be no assurance that climate change will not have a material adverse effect on our assets, operations or business.
There are risks relating to admission of ERISA investors to us.
The Adviser intends to conduct our operations so that our assets will not be deemed to constitute “plan assets” of Benefit Plan Investors. If, however, we were deemed to hold “plan assets” of investors which are subject to fiduciary provisions of ERISA or the prohibited transaction rules of Section 4975 of the Code (“Benefit Plan Investors”), (i) if any such Benefit Plan Investors are subject to ERISA, ERISA’s fiduciary standards would apply to us and might materially affect our operations, and (ii) any transaction with us could be deemed a transaction with each Benefit Plan Investor and may cause transactions into which we might enter in the ordinary course of business to constitute prohibited transactions under ERISA and/or Section 4975 of the Code. In order to avoid having our assets treated as “plan assets,” the Adviser intends to rely on the “publicly offered security” exemption to the ERISA “plan assets” rule, which is available if shares are registered under the 34 Act, are held by at least 100 independent investors, and are “freely transferable.” The Advisor believes these requirements are currently satisfied. As an alternative means of avoiding our assets being treated as “plan assets,” the Adviser may seek another exception to holding “plan assets”. For example, the Adviser may restrict the acquisition, redemption and transfer of shares to ensure that the ownership interest of Benefit Plan Investors does not become “significant” with respect to any class of our equity interests (and such restrictions could delay or preclude an investor’s ability to redeem or transfer its shares), in addition to causing our early termination.
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
We are offering shares of common stock, and may offer shares of common stock in the future, in one or more private offerings, not registered under the Securities Act, or any other securities laws, including state securities or blue sky laws. The shares were offered in reliance upon the exemption from registration thereunder provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. If certain persons and entities involved with the Continuous Offering of the shares, including any stockholder holding (20%) or more our outstanding voting equity securities, are or have been subject to certain criminal convictions, SEC disciplinary orders, court injunctions or similar adverse events, then in certain instances we may be disqualified from relying upon Rule 506. There is no assurance that efforts to exercise reasonable care to identify and exclude bad actors from participating in the Continuous Offering will be deemed to be sufficient to comply with these requirements. If we were disqualified from relying upon the exemption from registration provided in Rule 506, there may not be another exemption from registration available under the Securities Act and, consequently, we may not have an exemption from registration under any state securities or blue sky laws. If these exemptions from registration were unavailable, then we may be subject to, and incur significant costs related to, enforcement actions and rescission rights may be available to the stockholders, which if exercised, may require us to liquidate assets earlier and on less advantageous terms than were anticipated at underwriting and/or may cause us to have a more limited amount of capital available for investment, impairing our ability to assemble, manage, retain and harvest a complete and balanced portfolio.
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
Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in our offering, which would harm our ability to achieve our investment objectives.
Broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on broker-dealers participating in our offering cannot be determined at this time, and it may negatively impact whether broker-dealers and associated persons recommend our offering to certain retail customers. If Regulation Best Interest reduces our ability to raise capital in our offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objectives.

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
We have operated and expect to continue to operate so as to qualify to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:
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
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. The One Big Beautiful Bill Act, which was signed into law on July 4, 2025, made significant changes to the U.S. federal income tax laws in various areas. Among the notable changes, the One Big Beautiful Bill Act permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017, most of which were set to expire after December 31, 2025.
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
To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets, government securities and securities of our taxable REIT subsidiaries) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of more than any one issuer (other than securities that qualify for the straight-debt safe harbor) unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and securities of our taxable REIT subsidiaries) can consist of the securities of any one issuer, and no more than 25% of the value of our assets may consist of “nonqualified publicly offered REIT debt instruments.” Further, no more than 25% (or 20% for taxable years ending on or before December 31, 2025) of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
Our charter does not permit any person or group to own more than 9.9% of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.9% limits would not be effective without an exemption from these limits by our board of directors.
For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year other than the first taxable year in which we are taxed as a REIT. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, our charter prohibits beneficial or constructive ownership by any person or group of more than a certain percentage, which is expected to be 9.9%, by value or by number of shares, whichever is more restrictive, of the outstanding shares of our common stock or of our capital stock of all classes or series, which we refer to as the (“Ownership Limits”), The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock or capital stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.9% of our outstanding common stock or our capital stock by a person could cause another person to be treated as owning in excess of 9.9% of our outstanding common stock or our capital stock, respectively, and thus violate the Ownership Limits. There can be no assurance that our board of directors, as permitted in the charter, will not decrease these Ownership Limits in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the Ownership Limits without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of our charter to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.
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
In addition to any potential withholding tax on ordinary dividends, a non-U.S. stockholder, other than a “qualified shareholder” or a “qualified foreign pension fund,” as each is defined in Section 897 of the Code, that disposes of a “United States real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. Subject to certain exceptions, FIRPTA gains must be reported on U.S. federal income tax returns and are taxable at regular U.S. federal income tax rates. Such tax does not apply, however, to gain on the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. stockholder on certain dispositions of shares of our common stock (including repurchases) could be subject to tax under FIRPTA, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. stockholder did not, at any time during a specified testing period, hold more than 10% of our common stock. We do not expect our shares to be regularly traded on an established securities market. Prospective investors are urged to consult with their tax advisors regarding the application and impact of these rules.
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
Under Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back certain items including items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income,” and any deductions for depreciation, amortization, or depletion. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. Our board of directors has fiduciary duties to us under Maryland law and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests. In this event, we would become subject to U.S. federal income tax on our taxable income, and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.
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
Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20% (excluding the 3.8% Medicare tax). Dividends payable by REITs, however, are not eligible for the reduced rate except to the extent designated as capital gain dividends or qualified dividend income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, non-corporate U.S. taxpayers may be entitled to claim a deduction in determining their taxable income of up to 20% of “qualified REIT dividends” (dividends not designated as capital gain dividends or qualified dividend income), subject to certain limitations. You are urged to consult with your tax advisor regarding your effective tax rate with respect to REIT dividends.
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
No more than 25% (or 20% for taxable years ending on or before December 31, 2025) of the value of our total assets may consist of stock or securities of one or more taxable REIT subsidiaries. This requirement limits the extent to which we can conduct our activities through taxable REIT subsidiaries. The values of some of our assets, including assets that we hold through taxable REIT subsidiaries, may not be subject to precise determination, and values are subject to change in the future. Furthermore, if a REIT lends money to a taxable REIT subsidiary, the taxable REIT subsidiary may be unable to deduct all or a portion of the interest paid to the REIT, which could increase the tax liability of the taxable REIT subsidiary. In addition, as a REIT, we must pay a 100% penalty tax on certain payments that we receive if the economic arrangements between us and any of our taxable REIT subsidiaries are not comparable to similar arrangements between unrelated parties. We intend to structure transactions with any taxable REIT subsidiary on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above; however, the IRS may successfully assert that the economic arrangements of any of our inter-company transactions are not comparable to similar arrangements between unrelated parties.
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
The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from hedging transactions will be excluded from gross income for purposes of the 75% and 95% REIT gross income tests if: (i) the instrument (A) hedges interest rate risk or foreign currency exposure on liabilities used to carry or acquire real estate assets, (B) hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests or (C) hedges a position entered into pursuant to clause (A) or (B) after the extinguishment of such liability or disposition of the asset producing such income; and (ii) such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiary would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our taxable REIT subsidiary will generally not provide any tax benefit, except for being carried forward against future taxable income in the taxable REIT subsidiary.
The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.
Securitizations could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. Because we hold substantially all of our assets through the Operating Partnership, the foregoing rules would not apply if the Operating Partnership was treated as a partnership for U.S. federal income tax purposes and was, or owned an equity interest in, a taxable mortgage pool, and any such taxable mortgage pool would be treated as a corporation for U.S. federal income tax purposes and could prevent us from qualifying as a REIT. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions. Similarly, if we acquire REMIC residual interests (or equity interests in taxable mortgage pools in a manner consistent with our REIT qualification) and generate EII, a portion of our dividends received by a tax-exempt stockholder will be treated as unrelated business taxable income. The EII would also be subject to adverse U.S. federal income tax rules in the case of U.S. taxable stockholders and non-U.S. stockholders.
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
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Unlike other public companies, for so long as we are an emerging growth company, we will not be required to (i) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (iii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (v) provide certain disclosure regarding executive compensation required of larger public companies or (vi) hold stockholder advisory votes on executive compensation.
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
We will incur increased costs as a result of being a public company in the U.S. and our management must devote substantial time to public company compliance programs.
As a public company in the United States, we expect to incur significant legal, insurance, accounting and other expenses that we did not incur as a private company. Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and the Consumer Protection Act and other applicable securities rules and regulations impose various requirements on U.S. public companies. We need to ensure our financial and management control systems are able to meet the requirements of a public company. Areas such as financial planning and analysis, tax, corporate governance, accounting policies and procedures, internal controls, internal audit, disclosure controls and procedures and financial reporting and accounting systems need to be compliant with reporting obligations. Our management and administrative staff may devote a substantial amount of time to compliance with these requirements. We may need to enlist additional qualified personnel to address these issues. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention away from product development and other commercial activities. If for any reason our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C.    CYBERSECURITY

Cyber threats are considered one of the most significant risks facing financial institutions. Since our company is externally managed, we rely upon the operational and investment risk oversight functions of our Adviser and its affiliates. To mitigate risk from cyber threats, our Adviser has a designated Global Chief Security Officer (“GCSO”) who leads its global security department, which is responsible for identifying, assessing and managing cybersecurity threats. The GCSO has experience in the public and private sectors, specializing in security, investigations and incident response. Invesco’s global security department oversees, among other things, the following groups across Invesco: Information Security, Strategic Intelligence, Corporate Security, Enterprise Resilience, Business Continuity, Crisis Management, Global Privacy Office, Business Security, and Projects and Strategy. This structure supports a more comprehensive, holistic approach to keeping our and Invesco’s clients, employees and critical assets safe, upholding privacy rights, and enabling a secure and resilient business.

Invesco’s information security program is led by its Chief Information Security Officer (“CISO”) who reports directly to the GCSO and has extensive experience in information security and risk management. Invesco’s information security program is designed to oversee all aspects of information security risk and seeks to ensure the confidentiality, integrity and availability of information assets, including the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect its and our information assets.

Invesco’s cybersecurity programs include the following:

•Proactive assessments of technical infrastructure and security resilience are performed on a regular basis, which include penetration testing, offensive testing and maturity assessments.
•Conducting due diligence on third-party service providers regarding cybersecurity risks prior to on-boarding, periodic assessment of cybersecurity risks for existing third-party service providers and continuous monitoring for new third-party cybersecurity incidents.
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

Important to these programs is Invesco’s investment in threat-intelligence, its active engagement in industry and government security-related forums, and its utilization of external experts to challenge its program maturity, assess its controls and routinely test its capabilities.

Our board of directors oversees cybersecurity risk and receives updates, at a minimum, twice a year from the CISO (or designee) regarding cybersecurity, which updates include a review of our Adviser’s global security program and cybersecurity, including risks and protections for us and our Adviser. The Global Operational Risk Management Committee, one of Invesco’s risk management committees, provides executive-level oversight and monitoring of the end-to-end programs dedicated to managing information security and cyber related risk. In addition, the CISO provides quarterly updates to our enterprise risk management committee, which in turn provides quarterly updates to our board of directors, and members of our management team are included in Invesco’s incident response process in the event a cyber security incident occurs that could materially impact us.

As of December 31, 2025, we have not experienced any cyber incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.
ITEM 2.    PROPERTIES
Our principal executive office is located at 2300 N Field Street, Suite 1200, Dallas TX, 75201. As part of our advisory agreement, our Adviser is responsible for providing office space and office services required in rendering services to us. We consider our principal executive office to be suitable and adequate for the management and operations of the business.
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, we were not involved in any such legal proceedings.

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
As of March 23, 2026, we had 5,730 common stockholders of record and the following number of common stockholders of record for each share class:

Share Class	Number of Holders of Record
Class S	41
Class S-1	4,224
Class D	3
Class D-1	1
Class I	1,421
Class E	39
Class F	1
The share classes have different upfront selling commissions, ongoing stockholder servicing fees, management fees and performance fees.
The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2025:

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

The following table summarizes the monthly NAV per share for each of our classes of common stock for the years ended December 31, 2025, 2024 and 2023:

	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares
August 31, 2023	25.1147	—	25.1147	—	25.1147	25.1176	—
September 30, 2023	25.0226	—	25.0226	—	25.0226	25.0232	—
October 31, 2023	25.0943	25.1696	25.0952	—	25.0952	25.0953	—
November 30, 2023	25.2264	25.2003	25.2264	—	25.2179	25.2274	—
December 31, 2023	25.0488	25.0100	25.0488	—	25.0255	25.0482	—
January 31, 2024	25.1676	25.2036	25.1676	—	25.1748	25.1693	—
February 29, 2024	25.3160	25.3226	25.3160	—	25.3032	25.3128	—
March 31, 2024	25.0521	25.0347	25.0521	—	25.0294	25.1011	—
April 30, 2024	25.1697	25.1994	25.1697	—	25.1718	25.2821	25.4654
May 31. 2024	25.0155	25.0306	25.0155	—	25.0046	25.1735	25.2855
June 30, 2024	25.0444	25.0687	25.0296	—	25.0485	25.2302	25.3336
July 31, 2024	25.0873	25.1096	25.0723	—	25.0888	25.2899	25.4075
August 31, 2024	25.1836	25.2032	25.1685	—	25.1862	25.4288	25.5137
September 30, 2024	25.0662	25.1673	25.0502	—	25.1285	25.3325	25.5195
October 31, 2024	25.0898	25.1945	25.0737	—	25.1591	25.3982	25.5788
November 30, 2024	25.0602	25.1648	25.0440	—	25.1302	25.4005	25.5864
December 31, 2024	25.1002	25.1951	25.0840	—	25.1623	25.4712	25.6480
January 31, 2025	25.0689	25.1612	25.0527	—	25.1292	25.4785	25.6517
February 28, 2025	25.0652	25.1614	25.0490	—	25.1281	25.5155	25.6828
March 31, 2025	25.1082	25.2052	25.0919	—	25.1717	25.5898	25.7632
April 30, 2025	25.0144	25.1092	24.9995	—	25.0753	25.5298	25.7042
May 31, 2025	25.0415	25.1393	25.0212	—	25.1048	25.5768	25.7562
June 30, 2025	25.0317	25.1279	25.0116	—	25.0937	25.6104	25.7828
July 31, 2025	24.9843	25.0819	24.9640	—	25.0477	25.6063	25.7725
August 31, 2025	24.9617	25.0630	24.9413	—	25.0272	25.6253	25.7871
September 30, 2025	24.9513	25.0544	24.9306	—	25.0188	25.6600	25.8143
October 31, 2025	24.9666	25.0709	24.9457	—	25.0350	25.7236	25.8683
November 30, 2025	24.9279	25.0322	24.9070	—	24.9959	25.7233	25.8660
December 31, 2025	24.9275	25.0342	24.9061	—	24.9979	25.7712	25.9043

Net Asset Value
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
To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in Financial Accounting Standards Board Codification Topic 820, Fair Value Measurements and Disclosures. For purposes of calculating NAV, we use the following valuation methods:
•Newly originated or acquired commercial real estate loans are valued at par in the month they are closed, which is expected to represent fair value at that time, and are revalued by an independent valuation advisor monthly thereafter. Valuations of commercial real estate loans reflect changes in interest rates, spreads, loan tests and metrics, risk ratings, and anticipated liquidation timing and proceeds, among others. The fair value is determined by discounting the future contractual cash flows to the present value using a current market interest rate or spread. The market rate is determined through consideration of the interest rates for debt of comparable quality and maturity, and the value of the underlying real estate investment.
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
•Publicly traded real-estate related assets that are not restricted as to salability or transferability will generally be valued by the Adviser monthly on the basis of publicly available market quotations or at fair value determined in accordance with GAAP. The Adviser may adjust the value of public debt real estate-related assets and derivatives that are restricted as to salability or transferability for a liquidity discount. In determining the amount of such discount, consideration is given to the nature and length of such restriction and the relative volatility of the market price of the security.
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
•The fair value of any collateralized financing assets and securitized liabilities will generally be measured using the more observable of the fair value of the securitized assets and liabilities. We intend to hold our retained interests in the CLOs through maturity. Therefore, we will exclude the impact of any unrealized gains or losses on our retained interests from the NAV calculation as long as such interest is not impaired. The retained interest will be evaluated for impairment at least quarterly, and if any retained interest is deemed impaired, the corresponding loss will be recognized in our NAV calculation. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the terms of our retained interest. If an event becomes known that is likely to have a material impact on previous impairment evaluations, an interim impairment evaluation of our retained interests will be performed.
•Liquid non-real estate-related assets will be valued monthly based on market quotations or at fair value determined in accordance with GAAP.
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

Following the aggregation of the net asset values of the Company’s investments, the addition of any other assets (such as cash) and the deduction of any other liabilities, FTI incorporates any class-specific adjustments to NAV, including additional issuances and repurchases of common stock and accruals of class-specific stockholder servicing fees. For each applicable class of shares, the stockholder servicing fee is calculated as a percentage of the aggregate NAV for such class of shares. Because stockholder servicing fees allocable to a specific class of shares are only included in the NAV calculation for that class, the NAV per share for our share classes may differ. Additionally, and as further explained in the Note 10, “Related Party Transactions”, of the Notes to Consolidated Financial Statements (Item 15, herein), certain share classes are not subject to management fees and performance fees, or have fee structures that differ from other share classes, which will result in different monthly NAV per share values.

The declaration of distributions reduces the NAV for each class of our common stock in an amount equal to the accrual of the Company’s liability to pay any such distribution to our stockholders of record of each class.

The following table details the major components of our NAV as of December 31, 2025 and 2024:

	Year Ended December 31,
$ in thousands, except share data	2025	2024
Commercial real estate loan investments, at fair value	$4,702,728	$2,391,078
Real estate-related securities, at fair value	14,818	—
Cash and cash equivalents	16,557	80,221
Restricted cash	29,058	19,813
Interest receivable	20,746	12,600
Derivative assets, at fair value	615	4,064
Other assets(1)	736	332
Unamortized debt costs	13,329	5,780
Secured lending agreements, at fair value	(2,359,543)	(1,720,350)
Term lending agreements, at fair value	(223,033)	(134,518)
Collateralized loan obligations, at fair value	(1,005,157)	—
Revolving credit facility, at fair value	(55,000)	—
Interest payable	(12,795)	(8,344)
Derivative liabilities, at fair value	(1,992)	—
Dividends and distributions payable	(6,536)	(3,765)
Accounts payable, accrued expenses and other liabilities	(31,526)	(23,159)
Due to affiliates(2)	(14,039)	(8,756)
Preferred stock liquidation preference	—	(228)
Net asset value	$1,088,966	$614,768
Number of outstanding shares(3)	43,168,734	24,252,394
(1)Other assets include $0.4 million of prepaid expenses, $0.2 million of deferred offering costs and $0.1 million related to the elimination of the impact of the net mark-to-market on retained CLO interests as of December 31, 2025. As of December 31, 2024, other assets include $94,000 of prepaid expenses, excluding $86,000 of certain prepaid expenses advanced by the Adviser, and $0.2 million of deferred offering costs.
(2)Excludes (i) amounts advanced by the Adviser of $10.9 million and $14.2 million for organizational, offering and operating expenses as of December 31, 2025 and 2024, respectively and (ii) stockholder servicing fees not currently payable to the Dealer Manager of $22.4 million and $8.4 million as of December 31, 2025 and 2024, respectively.
(3)Includes 5,048,509 and 6,005,223 shares of common stock held by an Invesco affiliate that are classified as redeemable common stock as of December 31, 2025 and 2024, respectively.

The following table provides a breakdown of our NAV per share by class as of December 31, 2025:

$ in thousands, except per share data	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Class F Shares	Total
Net asset value	$35,300	$508,949	$30,101	$242,540	$42,042	$230,034	$1,088,966
Number of outstanding shares(1)	1,416,104	20,330,131	1,208,568	9,702,409	1,631,350	8,880,172	43,168,734
NAV per share(2)	$24.93	$25.03	$24.91	$25.00	$25.77	$25.90
(1)Includes 1,196,923 Class S, 1,197,628 Class D, 1,194,434 Class I and 1,459,524 Class E shares held by an Invesco affiliate that are classified as redeemable common stock.
(2)As of December 31, 2025, we had not issued any Class D-1 shares.

Reconciliation of Stockholders’ Equity to NAV
Our monthly NAV is determined in accordance with valuation guidelines that have been approved by our board of directors. The treatment of certain assets and liabilities used for the determination of NAV under these guidelines differs from GAAP. NAV is not equivalent to stockholders’ equity or any other GAAP measure.

The following table reconciles GAAP stockholders’ equity per our consolidated balance sheets to our NAV:

	Year Ended December 31,
$ in thousands	2025	2024
Stockholders' equity	$914,643	$435,349
Adjustments:
Redeemable common stock - related party	127,691	151,367
Advanced organizational, offering and operating expenses(1)	10,870	14,128
Accrued stockholder servicing fees not currently payable(2)	22,352	8,372
Unamortized debt costs	13,329	5,780
Elimination of impact of net mark-to-market on retained CLO interests	81	—
Preferred stock liquidation preference	—	(228)
NAV	$1,088,966	$614,768
(1)Excludes $86,000 of certain prepaid expenses advanced by the Adviser that are classified as other assets in our GAAP consolidated financial statements as of December 31, 2024. There were no prepaid expenses advanced by the Adviser as of December 31, 2025
(2)We have accrued stockholder servicing fees totaling $22.4 million of which $0.4 million is currently payable to the Dealer Manager as of December 31, 2025 and totaling $8.5 million of which $0.1 million was payable to the Dealer Manager as of December 31, 2024.
We classify common stock held by Invesco Realty, Inc., an affiliate, as redeemable common stock, which is not a component of stockholders’ equity on our GAAP consolidated balance sheets. Due to the redemption terms and other features of these shares described in Note 11 - “Redeemable Common Stock - Related Party” of our Consolidated Financial Statements, we include the redemption value of these shares in our NAV as of each reporting date.
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
The consolidated CLO assets and notes held by third parties are presented on the consolidated balance sheet at fair value and are also included in our NAV as assets and liabilities at fair value. The difference between the consolidated CLO’s assets and the third-party liabilities is equivalent to the Company’s retained interest, which is eliminated in consolidation. The net changes in valuation of the CLO’s loan assets and third party notes from period to period is adjusted from GAAP when presenting NAV, as the Company will hold its retained interests until maturity, unless deemed permanently impaired. If the Adviser deems any portion of its retained interest impaired, such credit loss will be recognized in the net asset value calculation. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the terms of our retained interest.

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
The following table summarizes our distributions declared during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025		2024		2023
$ in thousands	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$23,354	36%	$15,070	46%	$7,352	95%
Reinvested in shares	41,722	64%	17,598	54%	395	5%
Total distributions	$65,076	100%	$32,668	100%	$7,747	100%
Sources of Distributions
Cash flows from operating activities	$65,076	100%	$32,668	100%	$7,747	100%
Total sources of distribution	$65,076	100%	$32,668	100%	$7,747	100%

Net cash provided by operating activities	$77,566		$47,067		$9,039
The table below details the net distribution per share for each of our common share classes for the years ended December 31, 2025, 2024 and 2023:

Declaration Year	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares
2025	$1.9801	$1.7865	$1.9996	$—	$2.0000	$2.0000	$2.0000
2024	$2.7442	$2.5362	$2.7500	$—	$2.7500	$2.7500	$1.8900
2023	$4.7628	$0.8271	$4.7628	$—	$4.7628	$4.7628	$—
Tax Characterization of Distributions
The following table outlines the tax character of our distributions paid on our common stock in 2025, 2024 and 2023 as a percentage of total distributions. The distributions declared on December 31, 2025, 2024 and 2023 were paid in January of the following year and are excluded from the analysis below as they were a tax event in the subsequent year.

	Ordinary Income	Return of Capital
December 31, 2025	100.0%	—%
December 31, 2024	80.9%	19.1%
December 31, 2023	76.3%	23.7%
Distributions on our Series A Preferred Stock were characterized as 100.0% ordinary income for the years ended December 31, 2025, 2024 and 2023.
Share Repurchase Plan
We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares of any class, subject to the terms and conditions of the share repurchase plan. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased in any month, in our discretion. In addition, our ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each month. To the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last calendar day of that quarter (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the applicable Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (the “Early Repurchase Deduction”), as further described below.
While stockholders may request on a monthly basis that we repurchase all or any portion of their shares pursuant to our share repurchase plan, we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in the discretion of our board of trustees.
The total amount of shares that we will repurchase is limited, in any calendar month, to no more than 2% of our aggregate NAV (measured using the aggregate NAV as of the end of the immediately preceding month) and, in any calendar quarter, to no more than 5% of our aggregate NAV (measured using the average aggregate NAV as of the end of the immediately preceding three months).
If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.
In the event that any stockholder fails to maintain the minimum balance of $500 of shares of our common stock, we may seek to repurchase all of the shares held by that stockholder at the transaction price in effect on the date we determine that the stockholder has failed to meet the minimum balance, less any Early Repurchase Deduction.
Shares issued to the Adviser as payment of the management fee and performance fees are not subject to these repurchase limitations.
Early Repurchase Deduction
There is no minimum holding period for shares of our common stock and stockholders can request that we repurchase their shares at any time. However, subject to limited exceptions, shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price. This Early Repurchase Deduction will also generally apply to minimum account repurchases. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan.
The Early Repurchase Deduction will inure indirectly to the benefit of our remaining stockholders and is intended to offset the trading costs, market impact and other costs associated with short-term trading in our common stock. We may, from time to time, waive the Early Repurchase Deduction in the following circumstances (subject to certain conditions described below):
•repurchases resulting from death, qualifying disability or divorce; or
•in the event that a stockholder’s shares are repurchased because the stockholder has failed to maintain the $500 minimum account balance.
As set forth above, we may waive the Early Repurchase Deduction in respect of repurchase of shares resulting from the death qualifying disability (as such term is defined in Section 72(m)(7) of the Code) or divorce of a stockholder who is a natural person, including shares held by such stockholder through a trust or an individual retirement account or other retirement or profit-sharing plan, after (1) in the case of death, receiving written notice from the estate of the stockholder, the recipient of the shares through bequest or inheritance, or, in the case of a trust, the trustee of such trust, who shall have the sole ability to request repurchase on behalf of the trust, (2) in the case of qualified disability, receiving written notice from such stockholder, provided that the condition causing the qualifying disability was not pre-existing on the date that the stockholder became a stockholder or (3) in the case of divorce, receiving written notice from the stockholder of the divorce and the stockholder’s instructions to effect a transfer of the shares (through the repurchase of the shares by us and the subsequent purchase by the stockholder) to a different account held by the stockholder (including trust or an individual retirement account or other retirement or profit-sharing plan). We must receive the written repurchase request within 12 months after the death of the stockholder, the initial determination of the stockholder’s disability or divorce in order for the requesting party to rely on any of the special treatment described above that may be afforded in the event of the death, disability or divorce of a stockholder. In the case of death, such a written request must be accompanied by a certified copy of the official death certificate of the stockholder. If spouses are joint registered holders of shares, the request to have the shares repurchased may be made if either of the registered holders dies or acquires a qualified disability. If the stockholder is not a natural person, such as certain trusts or a partnership, corporation or other similar entity, the right to waiver of the Early Repurchase Deduction upon death, disability or divorce does not apply.

Our board of directors has designated the following persons as “Key Persons” under our share repurchase plan: Chase Bolding, Scott Dennis, Greg Kraus, Courtney Popelka, Charlie Rose, and Teresa Zien, and any individual that replaces such persons. Our share repurchase plan provides that, upon a Key Person Triggering Event, then the Early Repurchase Deduction will be waived with respect to shares that have been purchased in the 12 months preceding the expiration of five business days after the public disclosure of the occurrence of such Key Person Triggering Event until the completion of six full calendar months from the time the Key Person Triggering Event is publicly disclosed. The waiver of the Early Repurchase Deduction set forth in this paragraph will not apply to shares acquired through our distribution reinvestment plan.
During the three months ended December 31, 2025, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (3)
October 2025	31,392	$25.05	31,392	—
November 2025(4)	58,923	$25.26	40,920	—
December 2025	36,225	$24.97	36,225	—
	126,540	$25.12	108,537	—
(1)Shares repurchased within one year of the date of issuance generally will be repurchased at 95% of the current transaction price, subject to certain limited exception.
(2)Number of shares repurchased as part of publicly announced plans or programs include share repurchases, if any, under our share repurchase plan.
(3)All repurchase requests under our share repurchase plan were satisfied.
(4)The Total Number of Shares Repurchased and Average Price Paid per Share includes 18,003 shares of our redeemable common stock held by the Adviser repurchased outside of the share repurchase plan, with an average price paid per share of $25.72, related to shares that were previously issued to the Adviser as payment for management fees.
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
ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis disclosed herein apply to material changes in our consolidated financial statements for 2025 and 2024. For the comparison of 2024 and 2023, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2024 Annual Report on Form 10-K, filed with the SEC on March 24, 2025. The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Part IV, Item 15 of this Report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion and analysis as a result of various factors, including but not limited to those discussed in Part 1 Item IA — “Risk Factors” in this Annual Report on Form 10-K.
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

We are externally managed by our Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd., an independent global investment management firm. Our Adviser utilizes the personnel and global resources of Invesco Real Estate to provide investment management services to us. We qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2023. To maintain our REIT qualifications, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income (determined without regard to our net capital gain and dividends-paid deduction) to stockholders and maintain our qualification as a REIT. We operate our business in a manner that permits our exclusion from the definition of “Investment Company” under the Investment Company Act.
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
Market Conditions
The commercial real estate debt market in 2025 was defined by gradual normalization in the lending markets across both the U.S. and Europe. In the U.S., commercial real estate prices have appreciated for five consecutive quarters, indicating that values are past their trough within the broader real estate sector. U.S. loan originations by private lenders increased 64% over the past year and are 35% higher than 2019 levels, marking a substantial rise in private lender market share. Commercial real estate transaction volume reached $450 billion for the year—an increase of 19% over 2024—driven by narrowing bid-ask spreads and improved financing conditions. The fourth quarter alone saw $95 billion in transactions, up 20% year-over-year, as investors responded to a more accommodative monetary policy stance from the Federal Reserve, which delivered three 25 basis point rate cuts over the year, lowering the rates between 3.50% and 3.75%. The European Central Bank held rates steady, signaling confidence in inflation settling near its medium-term 2.00% target.
Outlook
Looking ahead to 2026, the commercial real estate market is expected to transition from resilience to renewed optimism, and this could serve as a catalyst for increased transaction and origination activity. We continue to monitor the on-going geopolitical risk which could translate to increased inflation, leading to a higher-for-longer rate environment that could be beneficial for real estate credit yields, but which could also result in lower transaction volumes and potentially lower values for some collateral. Private real estate credit stands out as a compelling source of income secured by a physical asset and an improved outlook for the underlying real estate.

We believe the Company is well positioned to navigate the current market environment through a disciplined “credit-over-yield” investment approach and a prudently managed portfolio that emphasizes sponsorship quality and structural protections. By originating or acquiring loans secured by commercial real estate, we benefit from several structural advantages—including security in the capital stack at reset values, downside protection afforded by asset-backed lending, and limited correlation with traditional fixed income investments.
2025 Highlights
Capital Activity and Distributions
•Declared monthly net distributions totaling $65.1 million for the year ended December 31, 2025.
•Raised $450.3 million of net proceeds from the sale of our common stock through our Continuous Offering during the year ended December 31, 2025.
•Repurchased 1,226,982 shares of our redeemable common stock from Invesco Realty, Inc. under the Invesco Subscription Agreement for an aggregate repurchase price of $30.9 million. The shares were not repurchased under the share repurchase plan.
•Redeemed all issued and outstanding shares of our Series A Preferred Stock for approximately $232,000, plus accrued and unpaid dividends.
•All repurchase requests under our share repurchase plan were satisfied.
Investments
•Originated thirty-two floating rate senior commercial real estate loans in the United States with a total loan commitment amount of $2.4 billion and total outstanding principal amount of $2.2 billion for the year ended December 31, 2025, including self-storage, multifamily, student housing and industrial properties.
•Originated two floating rate senior commercial real estate loans of $74.5 million (€63.5 million) secured by a portfolio of logistics warehouses located in Italy.
•Originated a $212.6 million (£158.0 million) floating rate senior commercial real estate loan secured by a portfolio of logistics warehouses located in the United Kingdom.
•Purchased $16.4 million in real estate-related securities during the year ended December 31, 2025.
•Four commercial real estate loans were repaid during the year ended December 31, 2025. Principal and interest proceeds of $291.7 million were received.
Financing Activity
•Received net borrowings of $703.8 million from our secured financing facilities for the year ended December 31, 2025
•Entered into a repurchase agreement facility with Capital One. The repurchase agreement has a maximum facility size of $250.0 million and bears interest at a one-month term SOFR plus a spread.
•Entered into an additional term lending agreement. The term lending agreement has a maximum facility size of $72.8 million and bears interest at a one-month term SOFR plus a spread.
•Financed a pool of loans and loan participations from our existing loan portfolio through a managed CLO, contributing $1.2 billion of commercial real estate loan investments into the CLO, issuing $1.2 billion of Secured Notes and Income Notes and retaining $219.1 million of the CLO, consisting of Classes D, E, F, and G and the Income Notes.

Financial Condition
Investment Activities
We commenced investing in domestic commercial real estate loans in May 2023 and in European loans in September 2024. As of December 31, 2025, our portfolio consists of 77 commercial real estate loans with a fair value of $4.7 billion. We elected the fair value option for our commercial real estate loan investments and, accordingly, we recognize any origination costs or fees associated with the loans in the period of origination. Our domestic loan investments earn interest at term SOFR plus a spread and had a weighted average interest rate of 6.47% as of December 31, 2025. Our European loans earn interest at either three-month Euribor or three-month SONIA and had a weighted average interest rate of 6.12% at December 31, 2025. During the year ended December 31, 2025, we earned $244.5 million of interest income on these loans, of which we earned $216.1 million and $28.4 million from our US and non-US loans, respectively.
The following table details overall statistics for our loan portfolio as of December 31, 2025, 2024 and 2023:

	Year Ended December 31,
$ in thousands	2025	2024	2023
Number of investments	77	46	10
Principal balance	$4,695,199	$2,390,362	$613,503
Fair value	$4,702,728	$2,391,078	$613,503
Unfunded loan commitments(1)	$360,450	$298,266	$57,903
Weighted-average interest rate(2)	6.43%	7.38%	8.53%
Weighted-average maximum maturity (years)(3)	3.9	4.3	4.7
Origination loan-to-value(4)	65%	63%	65%
(1)Unfunded commitments will primarily be funded to finance construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These future commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)Represents weighted average interest rate as of period end.
(3)Assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions, as defined in the respective loan agreement.
(4)Origination loan-to-value is generally based on the initial loan amount and the independent property appraisals at the time of origination.
The following charts illustrate the diversification and composition of our loan portfolio based on fair value as of December 31, 2025:
The following table details our loan activity:

	Year Ended December 31,
$ in thousands	2025	2024	2023
Loan originations	$2,453,596	$1,745,012	$607,178
Loan fundings	117,470	52,142	6,325
Loan repayments	(296,649)	—	—
Total net activity	$2,274,417	$1,797,154	$613,503

For the year ended December 31, 2025, the Company closed on thirty-two U.S. loan originations and three European loan originations, with an aggregate total loan commitment amount of $2.6 billion, resulting in $529.5 million of net committed equity and a net spot coupon of 10.05% based on the weighted average interest rate on our net committed equity position as of December 31, 2025. Net committed equity represents the Company’s whole loan commitments less the related secured financing.
The portfolio saw a decrease in weighted average net spread year-over-year, going from 6.75% as of December 31, 2024, to 6.68% as of December 31, 2025. The weighted average interest rate spread on our net committed equity position is comprised of the difference between the spread on our commercial real estate loans applied to the committed loan amounts less the spread on our borrowings applied to the total financing. This difference is divided by our net committed equity position. The weighted average interest rate is the spread combined with the applicable benchmark rate (in effect on December 31, 2025) after considering any impact of the interest rate floor.
The following table provides details of our loan portfolio, on a loan-by-loan basis, as of December 31, 2025:

$ in thousands
Metropolitan Statistical Area	Property Type	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Current Maturity	Maximum Maturity(3)
San Jose	Multifamily	05/31/2023	6.91%	$41,700	$41,700	$41,700	6/9/2026	06/9/2028
New York(4)	Multifamily	07/26/2023	6.86%	73,600	73,600	73,600	8/9/2026	08/9/2028
Miami	Industrial	08/25/2023	7.11%	42,676	36,768	36,986	9/9/2026	09/9/2028
Richmond	Industrial	09/25/2023	7.10%	38,300	34,621	34,823	10/9/2026	10/9/2028
Atlanta	Industrial	11/6/2023	7.10%	92,950	83,740	84,230	11/9/2026	11/9/2028
Dallas	Multifamily	12/7/2023	6.56%	70,000	67,580	67,580	12/9/2026	12/9/2028
Seattle	Multifamily	12/12/2023	6.71%	68,500	68,500	68,500	12/9/2026	12/9/2028
New York	Multifamily	02/8/2024	6.76%	120,000	76,865	77,320	02/9/2027	02/9/2029
Orange County	Multifamily	03/5/2024	6.91%	56,600	56,556	56,890	03/9/2027	03/9/2029
Los Angeles	Multifamily	03/28/2024	6.76%	45,000	41,852	42,097	04/9/2026	04/9/2029
Los Angeles	Multifamily	04/12/2024	6.81%	66,050	62,382	62,746	04/9/2027	04/9/2029
New York	Multifamily	05/2/2024	6.76%	150,000	74,600	75,041	05/9/2027	05/9/2029
Fort Worth	Multifamily	05/15/2024	6.66%	23,650	23,500	23,500	06/9/2026	06/9/2029
Fort Worth	Multifamily	05/15/2024	6.66%	22,500	21,775	21,775	06/9/2026	06/9/2029
Orange County	Industrial	05/31/2024	6.61%	47,275	44,279	44,454	06/9/2027	06/9/2029
Dallas	Multifamily	06/7/2024	6.56%	40,740	39,572	39,572	06/9/2027	06/9/2029
San Francisco	Multifamily	06/17/2024	6.41%	33,500	31,719	31,900	07/9/2027	07/9/2029
Jacksonville	Multifamily	06/28/2024	6.86%	40,350	39,727	39,859	07/9/2027	07/9/2029
Various U.S.	Self-Storage	07/10/2024	6.96%	42,448	41,979	41,979	08/9/2027	08/9/2029
Houston	Multifamily	07/24/2024	6.66%	50,750	49,750	49,750	08/9/2026	08/9/2029
Dallas	Multifamily	08/1/2024	6.61%	44,000	44,000	44,000	08/9/2026	08/9/2029
Tampa	Multifamily	08/1/2024	6.46%	41,750	41,750	41,750	08/9/2027	08/9/2029
Las Vegas	Industrial	08/20/2024	6.56%	55,515	53,325	53,538	09/9/2027	09/9/2029
Various U.S.	Self-Storage	08/27/2024	6.96%	11,267	10,677	10,677	09/9/2027	09/9/2029
Washington D.C.	Multifamily	08/28/2024	6.51%	101,000	99,202	99,221	09/9/2027	09/9/2029
Various U.S.	Industrial	08/30/2024	7.16%	83,500	77,809	77,809	09/9/2027	09/9/2029
Various U.S.	Industrial	09/12/2024	6.51%	128,010	122,574	123,297	10/9/2027	10/9/2029
Various U.S.	Industrial	09/13/2024	6.51%	47,881	47,881	48,164	10/9/2027	10/9/2029
Bristol, United Kingdom	Industrial	09/26/2024	7.11%	111,685	111,685	111,760	10/9/2027	10/9/2028
Europe	Industrial	09/26/2024	5.12%	95,976	95,976	95,998	10/9/2027	10/9/2028
Europe	Industrial	09/26/2024	5.20%	107,423	107,423	107,448	10/9/2027	10/9/2028
Gainesville	Self-Storage	10/8/2024	6.96%	7,030	6,981	6,981	10/9/2027	10/9/2029
Lynchburg	Self-Storage	10/8/2024	6.96%	14,225	13,824	13,824	10/9/2027	10/9/2029
Tacoma	Self-Storage	10/8/2024	6.96%	13,356	13,307	13,307	10/9/2027	10/9/2029
Los Angeles	Multifamily	10/10/2024	6.61%	22,545	20,776	20,896	10/9/2026	10/9/2029
Washington D.C.	Multifamily	10/15/2024	6.46%	98,900	97,570	97,605	10/9/2027	10/9/2029
San Jose(5)	Industrial	10/31/2024	12.00%	30,000	25,008	25,008	10/31/2027	10/31/2029
New York(4)	Multifamily	12/6/2024	6.51%	61,897	61,397	61,760	12/9/2027	12/9/2029
Orange County	Industrial	12/13/2024	6.71%	67,832	54,473	54,690	01/9/2028	01/9/2030

Riverside	Industrial	12/17/2024	6.96%	58,092	50,312	50,503	01/9/2028	01/9/2030
Ft Lauderdale	Self-Storage	12/18/2024	6.96%	14,251	13,848	13,849	01/9/2028	01/9/2030
Chicago	Industrial	12/20/2024	6.71%	31,802	30,426	30,547	01/9/2028	01/9/2030
Austin	Industrial	01/16/2025	6.81%	26,042	22,765	22,856	02/9/2028	02/9/2030
Raleigh	Student Housing	01/30/2025	6.46%	43,460	40,704	40,853	02/9/2027	02/9/2030
Columbia	Student Housing	02/6/2025	6.46%	29,750	26,786	26,883	02/9/2027	02/9/2030
Baton Rouge	Student Housing	02/6/2025	6.46%	29,500	25,050	25,138	02/9/2027	02/9/2030
Portland	Multifamily	02/13/2025	6.46%	60,165	59,483	59,835	03/9/2027	03/9/2030
Eugene	Student Housing	02/19/2025	6.46%	73,053	67,686	67,933	03/9/2027	03/9/2030
Austin	Student Housing	02/19/2025	6.46%	49,943	47,634	47,808	03/9/2027	03/9/2030
Knoxville	Student Housing	02/20/2025	6.46%	98,290	87,535	88,029	03/9/2027	03/9/2030
Philadelphia	Self-Storage	03/11/2025	6.86%	6,715	6,393	6,386	04/9/2028	04/9/2030
Minneapolis	Self-Storage	03/11/2025	6.86%	7,475	7,236	7,220	04/9/2028	04/9/2030
Athens	Student Housing	04/1/2025	6.26%	27,200	25,324	25,416	04/9/2027	04/9/2030
Athens	Student Housing	04/1/2025	6.26%	22,000	21,069	21,143	04/9/2027	04/9/2030
New York	Multifamily	04/15/2025	6.11%	25,682	22,060	22,060	05/9/2028	05/9/2030
Boston	Self-Storage	05/19/2025	6.61%	9,276	9,069	9,118	06/9/2028	06/9/2030
Portland	Multifamily	05/21/2025	6.16%	50,110	50,110	50,110	06/9/2027	06/9/2030
Various U.S.	Industrial	06/9/2025	6.06%	354,550	343,901	343,901	06/9/2028	06/9/2030
London, United Kingdom	Industrial	06/17/2025	6.79%	212,605	212,605	212,605	07/10/2027	07/10/2028
Seattle	Self-Storage	07/8/2025	6.56%	6,776	6,309	6,309	07/9/2028	07/9/2030
Orlando	Industrial	07/10/2025	6.46%	80,150	69,926	69,926	07/9/2028	07/9/2030
Europe	Industrial	07/28/2025	5.27%	51,937	51,937	51,937	10/7/2027	10/7/2029
Raleigh	Multifamily	08/8/2025	6.26%	47,870	40,550	40,550	08/9/2028	08/9/2030
Seattle	Multifamily	08/20/2025	6.31%	24,240	23,000	23,000	09/9/2028	09/9/2030
San Antonio	Industrial	09/11/2025	6.31%	39,546	33,860	33,860	10/9/2028	10/9/2030
Chicago	Multifamily	09/16/2025	6.16%	91,050	85,000	85,000	10/9/2028	10/9/2030
Various U.S.	Multifamily	09/30/2025	6.01%	255,500	254,000	254,000	10/9/2028	10/9/2030
Europe	Industrial	09/30/2025	5.52%	22,600	22,600	22,600	10/15/2027	10/15/2029
Salt Lake City	Industrial	10/14/2025	6.51%	9,780	9,276	9,276	11/9/2028	11/9/2030
New York(4)	Multifamily	10/14/2025	6.16%	140,500	134,496	134,496	10/9/2028	10/9/2030
Atlanta	Industrial	10/14/2025	6.51%	8,928	8,525	8,525	11/9/2028	11/9/2030
New York(4)	Multifamily	10/15/2025	5.86%	280,000	280,000	280,000	11/9/2028	11/9/2030
Sarasota	Multifamily	10/15/2025	6.16%	40,750	40,750	40,750	11/9/2028	11/9/2030
San Francisco	Multifamily	11/25/2025	6.16%	115,150	87,570	87,570	12/9/2027	12/9/2030
New York	Self-Storage	12/3/2025	6.36%	69,300	66,701	66,701	12/9/2028	12/9/2030
Riverside	Industrial	12/23/2025	6.58%	150,730	116,000	116,000	01/9/2029	01/9/2031
New York(4)	Multifamily	12/30/2025	6.01%	80,500	78,000	78,000	01/9/2029	01/9/2031
			6.43%	$5,055,649	$4,695,199	$4,702,728
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
(4)Whole loan includes a senior mortgage loan and a mezzanine note.
(5)This loan is a mezzanine loan.

Significant Borrowers/Sponsors
As of December 31, 2025, we have invested in 77 commercial real estate loans with a fair value of $4.7 billion. Within our loan portfolio, we have exposure to over 30 individual sponsors. Approximately 30% of the portfolio is sponsored by firms included in the PERE Top 10 and approximately 49% is sponsored by firms in the PERE Top 100 list of the largest 100 real estate private equity firms. PERE (Private Equity Real Estate), published by Private Equity International, is a recognized industry publication and data provider covering the global private real estate investment sector. Our portfolio includes four facilities and an individual loan affiliated with a single sponsor that together represent 14.7% of our loan portfolio; however, no single facility or loan constitutes more than 10% of the portfolio. The facilities comprise individual loans that may have separate borrowers but are cross‑collateralized and cross‑defaulted. Loans are not cross‑collateralized nor cross‑defaulted across facilities, and the credit exposure of each facility is contained within its distinct structure.
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
Our loan portfolio had a weighted-average loan risk rating of 2.8 as of December 31, 2025 and December 31, 2024 and 2.7 as of December 31, 2023.
Real Estate-Related Securities
As of December 31, 2025, our liquid real estate-related securities portfolio consisted of investments in CMBS. We did not hold real estate-related securities prior to 2025. The following table details overall statistics for our investments in real estate-related securities as of December 31, 2025:

$ in thousands	December 31, 2025
Number of investments	9
Principal balance	$14,770
Amortized cost	$14,732
Fair value	$14,818
Period-end weighted average yield	6.29%
Weighted average maturity date	March 2040
Financing and Other Liabilities
We finance the majority of our commercial real estate loan portfolio through collateralized loan obligations and secured financing facilities, which are structured as repurchase agreements and term lending agreements. Pursuant to our fair value option election described in the notes to our financial statements, we mark to market assets and liabilities associated with our financing arrangements for financial reporting purposes. For repurchase agreements with defined credit mark-to-market features, lenders may require us to provide additional margin in the form of cash or other forms of collateral in connection with underlying collateral value decreases, as is customary for agreements of this type. We have not received margin calls on any of our repurchase agreements to date. Certain of our financing arrangements, however, are not contractually subject to credit or capital markets mark-to-market provisions with respect to margin call rights (i.e., liability repayment) and are referred in the below table as “Non-Mark-to-Market” financing arrangements.
We utilize a revolving line of credit as a short-term cash management tool to pay fees and expenses and bridge portfolio-level financing arrangements. Our revolving line of credit bears interest at a one-month Term SOFR plus a spread and had a weighted average borrowing rate of 6.77% as of December 31, 2025.

The table below summarizes our financing liabilities as of December 31, 2025(1). These facilities charge interest at one-month Term SOFR plus a spread for our USD denominated borrowings, three-month Euribor plus a spread for our Euro denominated borrowings, and three-month SONIA plus a spread for our British pound sterling denominated borrowings. Secured financing facilities had a weighted average borrowing rate of 5.30% as of December 31, 2025.

$ in thousands	Non-/Mark-to-Market on Collateral	Maximum Facility Size	Amount Outstanding	Available Balance

Collateralized Loan Obligations
INCREF 2025-FL1	Non-Mark-to-Market	$998,234	$998,234	$—

Term Lending Agreements
INCREF Lending II	Non-Mark-to-Market	300,000	155,027	144,973
INCREF Lending III	Non-Mark-to-Market	72,840	68,000	4,840

Secured Lending Agreements
Morgan Stanley Bank	Mark-to-Market	750,000	713,335	36,665
Citibank	Mark-to-Market	1,000,000	590,301	409,699
Barclays	Mark-to-Market	500,000	328,897	171,103
Wells Fargo	Mark-to-Market	450,000	340,663	109,337
Bank of Montreal	Mark-to-Market	256,600	256,600	—
Capital One	Mark-to-Market	250,000	129,589	120,411
		$4,577,674	$3,580,646	$997,028

Revolving Credit Facility		$162,000	$55,000	$107,000
(1)See Note 5 — “Borrowings” and Note 6 — “Collateralized Loan Obligations” for important footnotes to the borrowings table and other disclosures.
Each of our secured financing facilities contains customary terms and conditions, including but not limited to, negative covenants relating to restrictions on our operations with respect to our status as a REIT, and financial covenants, such as a minimum interest coverage ratio covenant, a minimum tangible net worth covenant, a cash liquidity covenant and a leverage covenant.
With respect to our revolving credit facility, we are required to comply with customary loan covenants and event of default provisions that include, but are not limited to, negative covenants relating to restrictions on operations with respect to our status as a REIT, and financial covenants. Such financial covenants include a minimum aggregate net capital contributions to net costs of investments ratio covenant and a maximum leverage covenant. As of December 31, 2025, we were in compliance with the covenants of our financing facilities.
On May 7, 2025, the Company financed a pool of loans and loan participations from its existing loan portfolio through a managed collateralized financing entity, “INCREF 2025-FL1” or “CLO Issuer”, contributing $1.2 billion of commercial real estate loan investments into the CLO Issuer and issuing $1.2 billion of notes. The Company retained $219.1 million of the CLO Issuer. The rated notes bear interest at Term SOFR plus a spread and will mature at par on the payment date in October 2042, unless redeemed or repaid prior thereto. The proceeds from the issuance, after payment of certain fees and expenses, were primarily used to repay amounts owed to certain repurchase agreement facility lenders.
The table below summarizes our collateralized loan obligations as of December 31, 2025:

	Facility				Collateral
$ in thousands	Term	Weighted Average Interest Rate(1)	Amount Outstanding	Fair Value	Count	Principal Balance Outstanding	Fair Value
INCREF 2025-FL1	Oct 2042	5.71%	$998,234	$1,005,157	30	$1,217,359	$1,224,656
Total			$998,234	$1,005,157	30	$1,217,359	$1,224,656
(1)Represents the weighted average interest rate in effect as of December 31, 2025.

Results of Operations
For the years ended December 31, 2025 and 2024, our results of operations consisted of:

	Year Ended December 31,
$ in thousands except per share amount	2025	2024	$ Change
Net Interest Income
Commercial real estate loan interest income	$244,530	$108,478	$136,052
Real estate related-securities interest income	424	—	424
Other interest income	4,855	1,891	2,964
Interest expense	(167,053)	(74,218)	(92,835)
Net interest income	82,756	36,151	46,605

Other Income (Expense)
Unrealized gain (loss) on loans, net	37,185	(19,558)	56,743
Gain (loss) on real estate-related securities, net	97	—	97
Unrealized gain (loss) on secured financing facilities, net	(23,920)	15,656	(39,576)
Unrealized gain (loss) on collateralized loan obligations, net	(7,495)	—	(7,495)
Gain (loss) on derivative instruments, net	(5,383)	4,064	(9,447)
Gain (loss) on foreign currency transactions, net	(121)	53	(174)
Commitment fee income, net of related party expense of $12,331 and $10,406 for the years ended December 31, 2025 and 2024, respectively	12,581	10,430	2,151
Other income and (expense), net	1,044	882	162
Total other income (expense), net	13,988	11,527	2,461

Expenses
Management and performance fees - related party	10,899	3,722	7,177
Debt issuance and other financing costs related to borrowings, at fair value	12,654	10,599	2,055
Organizational costs	2	29	(27)
General and administrative	10,840	7,255	3,585
Total expenses	34,395	21,605	12,790

Net income (loss)	$62,349	$26,073	$36,276
Dividends to preferred stockholders	(2)	(29)	27
Issuance and redemption costs of redeemed preferred stock	(27)	—	(27)
Net income (loss) attributable to common stockholders (1)	$62,320	$26,044	$36,276

Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$1.82	$1.95	$(0.13)
Diluted	$1.82	$1.95	$(0.13)
Weighted average number of shares of common stock
Basic	34,210,314	13,350,249	20,860,065
Diluted	34,210,627	13,350,440	20,860,187
(1)Net income in the above table differs from comprehensive income in the consolidated statements of comprehensive income due to the currency translation adjustment of $159,000 and $65,000 for the years ended December 31, 2025 and 2024, respectively. The currency translation adjustment represents gains or losses from converting consolidated foreign subsidiaries' financial statements into the parent company's reporting currency for financial reporting purposes. These amounts do not result from operations and are not reflected above in net income.
Net Income (Loss) Attributable to Common Stockholders
Net income (loss) attributable to common stockholders increased by $36.3 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily due to the increase in average earning assets during the year. We originated or acquired 35 loans during the year ended December 31, 2025, as compared to 36 loan originations during the year ended December 31, 2024.
Net Interest Income
Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
$ in thousands	2025	2024
Average earning assets(1)	$3,551,112	$1,402,746
Average earning assets yield(2)	6.90%	7.73%
(1)Average earning assets are based on weighted month-end balances.
(2)Average earning asset yield is calculated by dividing interest income by average earning assets. All yields are annualized. Average earning assets yield decreased compared to the prior period due to a combination of reduced benchmark rates and reduced pricing on our commercial real estate loan investments.
Interest Expense
The table below presents information related to our borrowings and cost of funds for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025				Year Ended December 31, 2024
$ in thousands	Average Borrowings(1)	Interest Expense	Average Cost of Funds(2)	Maximum Borrowings(3)	Average Borrowings(1)	Interest Expense	Average Cost of Funds(2)	Maximum Borrowings(3)
Secured financing facilities	$2,111,979	$123,776	5.86%	$2,587,744	$1,070,354	$72,791	6.80%	$1,854,289
Revolving credit agreement	8,066	588	7.29%	135,000	21,833	1,427	6.54%	130,000
Collateralized loan obligations	996,509	42,689	6.43%	997,662	—	—	—%	—
Total	$3,116,554	$167,053	6.05%	$3,720,406	$1,092,187	$74,218	6.80%	$1,984,289
(1)Average borrowings are generally based on weighted month-end balances. In the absence of month-end balances, average daily balances are used. Average borrowings increased to finance new investments which grew correspondingly during the period.
(2)Average cost of funds is calculated by dividing annualized interest expense by average borrowings. Average cost of funds decreased compared to the prior period due to a combination of reduced benchmark rates and reduced pricing on our secured financing facilities.
(3)Amount represents the maximum borrowings at each month-end within the period.
Other Income (Expense), Net
Unrealized gain (loss) on loans, net, and Unrealized gain (loss) on secured financing facilities, net
Other income (expense) includes unrealized gains (losses) on loans and secured financing facilities, each of which is comprised of unrealized fair value market price changes and unrealized changes in foreign exchange rates. The tables below present these components for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
$ in thousands	2025	2024
Loans
Unrealized gain (loss) on fair value marks	$6,805	$716
Unrealized gain (loss) on foreign exchange revaluation	30,380	(20,274)
Unrealized gain (loss) on loans, net	$37,185	$(19,558)

Secured financing facilities
Unrealized gain (loss) on fair value marks	$415	$(580)
Unrealized gain (loss) on foreign exchange revaluation	(24,335)	16,236
Unrealized gain (loss) on secured financing facilities, net	$(23,920)	$15,656

Unrealized gain (loss) on collateralized loan obligations, net
Unrealized gain (loss) on collateralized loan obligations, net was a net loss of $7.5 million for the year ended December 31, 2025. As the Company entered into the related CLO in 2025, there were no unrealized gains or losses on collateralized loan obligations in the year ended December 31, 2024.
Gain (loss) on derivatives, net
We enter into currency forward contracts to help mitigate the impact of changes in foreign currency exchange rates on our investments and financing transactions denominated in currencies other than the United States dollar. Despite being economic hedges, we have elected not to treat our foreign currency forwards as hedges for accounting purposes and, therefore, the realized and unrealized gains and losses associated with such instruments are included in gain (loss) on derivative instruments, net and may not fully offset the foreign exchange gains and losses on the loans and secured financing facilities. For the years ended December 31, 2025 and 2024, we recorded an unrealized loss on currency forward contracts of $5.4 million and an unrealized gain of $4.1 million, respectively.
The following table illustrates the realized and unrealized foreign exchange impact recognized in the consolidated statements of comprehensive income for the years ended December 31, 2025 and 2024, of our loans and secured financing arrangements as well as the offsetting gain (loss) on derivative instruments in the periods:

	Year Ended December 31,
$ in thousands	2025	2024
Unrealized foreign exchange gain (loss) on loans	$30,380	$(20,274)
Unrealized foreign exchange gain (loss) on secured financing facilities	(24,335)	16,236
Gain (loss) on foreign currency transactions net	(121)	53
Gain (loss) on derivative instruments, net	(5,383)	4,064
Net impact of hedged foreign exchange	$541	$79
Commitment fee income, net of related party expense
Borrowers pay a commitment fee that is calculated as a percent of the whole loan on a fully-funded basis, as determined by the Adviser at the time of origination. We pay our Adviser 50% (not to exceed 0.5% of the whole loan amount on a fully-funded basis) of any commitment fee charged to borrowers in connection with each new loan. We recognize commitment fees immediately in earnings because we elected the fair value option for our loan investments. For the years ended December 31, 2025 and 2024, respectively, we earned approximately $12.6 million and $10.4 million of commitment fee income, after related party expenses. We originated 35 loans for the year ended December 31, 2025, compared to 36 loan originations for the year ended December 31, 2024.
Expenses
Our expenses for the year ended December 31, 2025 totaled $34.4 million and primarily consisted of management and performance fees, debt issuance and other financing costs, and general and administrative expenses. Expenses increased by $12.8 million as compared to the year ended December 31, 2024, due to the increase in the Company’s business activities since December 31, 2024. The number of commercial real estate loan investments increased to 77 at December 31, 2025 from 46 at December 31, 2024.

Management fees and performance fees began to accrue on March 1, 2024. Management fees are accrued monthly and paid quarterly in arrears and performance fees are paid annually. The management fee is based on our NAV and is paid to the Adviser as compensation for services provided under the Advisory Agreement. The performance fee is based on Performance Fee Income, as defined in our Advisory Agreement. We will not pay the Adviser a performance fee with respect to any class of shares that has a negative total return per share for the calendar year. Total return is determined based on total distributions plus the change in NAV. During the year ended December 31, 2025, we incurred management fees of $6.1 million and performance fees of $4.8 million compared to management fees of $1.7 million and performance fees of $2.1 million, incurred in the year ended December 31, 2024, respectively.

We expense debt issuance costs as incurred because we elected the fair value option in accordance with GAAP for our secured financing facilities and revolving credit facility. When we incur debt issuance costs prior to a debt facility closing, we expense the costs as incurred if we intend to elect the fair value option to account for the debt facility and the closing is probable as of the balance sheet date. Our debt issuance and other financing costs primarily consist of upfront lender fees and legal costs directly associated with entering into our debt facilities. For the year ended December 31, 2025, debt issuance and other financing costs increased by $2.1 million as compared to the year ended December 31, 2024 due to increased business activity and current year CLO financing. For the year ended December 31, 2025, average secured financing facilities borrowings were $2.1 billion as compared to $1.1 billion for the year ended December 31, 2024, respectively.
Our general and administrative expenses primarily consisted of investing, accounting, auditing, legal and other professional fees. Our general and administrative expenses for the year ended December 31, 2025 increased by $3.6 million as compared to the year ended December 31, 2024. The increase is primarily due to investing, accounting, legal and other professional fees reflective of the increase in activity over the comparative period.
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

Our sources of funds for liquidity consist of the net proceeds from our Continuous Offering, net cash provided by operating activities, proceeds and available borrowings from our secured financing facilities, collateralized loan obligations, and our revolving credit facility, loan repayments, uncalled capital commitments, and future issuances of equity and/or debt securities.
As of December 31, 2025, we had unfunded commitments of $360.5 million for certain of our commercial real estate loan investments. We currently believe that we have sufficient liquidity and capital resources available to settle these unfunded commitments, for the acquisition of additional investments, repayments on borrowings, the payment of cash dividends as required for continued qualification as a REIT, and to repurchase shares of our common stock under our share repurchase plan. Cash needs for items other than loan originations and asset acquisitions, including distributions, are generally met from operations, and cash needs for loan originations and asset acquisitions are funded by our continuous private offering and debt financings. However, there may be a delay between the sale of our shares and our origination of loan assets or purchase of assets that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.
We held cash and cash equivalents of $16.6 million and restricted cash of $29.1 million as of December 31, 2025. Our cash and cash equivalents change due to normal fluctuations in cash balances related to the timing of principal and interest payments and loan origination and funding activity. Our restricted cash changes based on the volume of new subscriptions for our shares, for payment of dividends by foreign subsidiaries after regulatory approval has been obtained, and for cash held by the Company’s collateralized loan obligations issuer pending reinvestment in eligible collateral.
The following table sets forth changes in cash and cash equivalents and restricted cash for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
$ in thousands	2025	2024	2023
Cash flows provided by operating activities	$77,566	$47,067	$9,039
Cash flows used in investing activities	(2,289,079)	(1,797,154)	(613,503)
Cash flows provided by financing activities	2,157,058	1,824,581	629,975
Effect of exchange rate changes on cash, cash equivalents and restricted cash	36	(1)	—
Net change in cash, cash equivalents and restricted cash	$(54,419)	$74,493	$25,511
Operating activities — Cash flows provided by operating activities increased $30.5 million during the year ended December 31, 2025 compared to the corresponding period in 2024 primarily driven by the increase from prior year in net interest income, which is income generated by our investments less financing costs. Cash flows provided by operating activities increased $38.0 million during the year ended December 31, 2024 compared to the corresponding period in 2023 primarily driven by the increase from prior year in net interest income.

Investing activities — Cash flows used in investing activities increased $491.9 million during the year ended December 31, 2025 compared to the corresponding period in 2024 and consisted of originating 35 commercial real estate loan investments during the period and the purchase of real estate-related securities. Cash flows used in investing activities increased $1.2 billion during the year ended December 31, 2024 compared to the corresponding period in 2023 and consisted of originating 36 commercial real estate loan investments during the period.
Financing activities — Cash flows provided by financing activities increased $332.5 million during the year ended December 31, 2025 compared to the corresponding period in 2024 primarily driven by proceeds from the issuance of our CLO debt, net proceeds from our secured financing facilities, net proceeds from the issuance of common stock and net proceeds from our revolving credit facility. The increase was partially offset by repurchases of redeemable common stock and payments of dividends. Cash flows provided by financing activities increased $1.2 billion during the year ended December 31, 2024 compared to the corresponding period in 2023 primarily driven by net proceeds from our secured financing facilities, net proceeds from the issuance of common stock, net proceeds from the issuance of redeemable common stock and investor subscriptions paid in advance. The increase was partially offset by net repayments on our revolving credit facility and payments of dividends.
As of December 31, 2025, our total assets were approximately $4.8 billion and consisted primarily of 77 investments in commercial real estate loans totaling $4.7 billion, restricted cash of $29.1 million and cash and cash equivalents of $16.6 million. We financed our commercial real estate loan investments with $2.6 billion of secured financing facility borrowings and $1.0 billion of collateralized loan obligations.
Our primary sources of liquidity as of December 31, 2025 and 2024 are summarized in the following table:

	Year Ended December 31,
$ in thousands	2025	2024
Cash and cash equivalents	$16,557	$80,221
Available borrowings under revolving credit agreements	107,000	135,000
Available borrowings under secured financing facilities	997,028	1,008,228
Total sources of liquidity	$1,120,585	$1,223,449
Our target Leverage Ratio is 50% to 65% of the aggregate value of the underlying collateral of our senior loan investments, and our maximum permitted Leverage Ratio is 65%. “Leverage Ratio,” defined by the investment guidelines adopted by our Board, is measured by dividing (x) the sum of our outstanding liabilities under our direct leverage portfolio-level financing facilities by (y) the aggregate value of the underlying collateral securing the loans in our portfolio that are not subordinated loans at the time such leverage is incurred.
The collateralized loan obligation financing includes a 30-month reinvestment period beginning in May 2025 (unless, before such date, all of the notes are redeemed or an event of default occurs and is continuing) during which we may acquire additional collateral interests, subject to the satisfaction of certain conditions set forth in the indenture, allowing us to generate incremental liquidity and maintain the aggregate amount of collateral assets in the CLO and the related financing that is outstanding.
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
Invesco has committed to purchase $150.0 million in capital under the Invesco Subscription Agreement in one or more closings through March 23, 2028. We may also call up to $150.0 million in additional capital (for a total of $300.0 million) if needed to avoid triggering any concentration limit imposed by a third party in connection with its distribution or placement of our shares or for purposes of repaying indebtedness drawn on the revolving credit facility. As of December 31, 2025, we had called $120.0 million of the total $300.0 million. Invesco Realty may not submit its shares for repurchase under our share repurchase plan until the earlier of March 23, 2028 and the date that our aggregate NAV is at least $1.5 billion. We can only accept a repurchase request from Invesco Realty after all requests from unaffiliated stockholders have been fulfilled. We may elect to repurchase all or any portion of the shares acquired by Invesco’s affiliate at any time at a per share price equal to the most recently determined NAV per share for the applicable share class.
An institutional investor purchased $200.0 million of our Class F shares during 2024. The Class F stockholder may not submit its shares for repurchase under our share repurchase plan until the earlier of March 23, 2028 and the date that our aggregate

NAV is at least $1.5 billion. However, the Class F stockholder is entitled to request that we repurchase its shares in the event that there is a Key Person Event or a Material Strategy Change, as such terms are defined in the Class F subscription agreement.
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
Reimbursement of Certain Costs Paid by the Adviser

Under the terms of our Advisory Agreement, the Adviser advanced all of our organizational, offering and operating expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through May 31, 2024. Starting in December 2024, we began reimbursing the Adviser for these costs ratably over 52 months. As of December 31, 2025, we owe the Adviser approximately $10.9 million for the remaining outstanding balance of the expenses advanced by the Adviser under this arrangement. Any operating expenses incurred by the Adviser on behalf of the fund after May 31, 2024 are reimbursed quarterly to the Adviser.

Starting with the quarter ending June 30, 2025, we may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in the Advisory Agreement) that exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any non-cash reserves and excluding any gain from the sale of our assets for that period (the “2% / 25% Guidelines”) for the four consecutive fiscal quarters then ended. We may reimburse the Adviser for expenses in excess of the 2% / 25% Guidelines if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended December 31, 2025 did not exceed the 2% / 25% Guidelines.
Refer to Note 10 — “Related Party Transactions” of our Notes to Consolidated Financial Statements.
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
Contractual Obligations and Commitments
Commitments and contingencies may arise in the ordinary course of business. As of December 31, 2025, we had unfunded commitments of $360.5 million for 62 of our commercial real estate loan investments. The unfunded commitments generally consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the remaining current maturity of the related loans of 1.8 years.
We have also committed to pay counterparty legal, diligence and other fees in connection with new financing facilities in the ordinary course of business.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, we were not involved in any material legal proceedings.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. All of these estimates reflect our best judgment about current, and for some estimates, future economic and market conditions and their effects based on information available as of the date of these financial statements. If conditions change from those expected, it is possible that the judgments and estimates described below could change, which may result in a change in the valuation of our investment portfolio, the valuation of our financing facilities, the valuation of our redeemable common stock, and a change in our net interest income recognition among other effects.
Valuation of Commercial Real Estate Loan Investments
We have elected the fair value option for our commercial real estate loan investments. We believe the fair value option will provide its financial statements users with reduced complexity, greater consistency, understandability and comparability.
In the month that we originate or acquire a loan that is held outside of the CLO, the par value of the loan represents the fair value of the transaction. Thereafter, an independent valuation advisor values our commercial loan investments monthly using a discounted cash flow analysis. The yield used in the discounted cash flow analysis is determined by comparing the features of the loan to the interest rates and terms required by lenders in the new loan origination market for similar loans and the yield required by investors acquiring similar loans in the secondary market as well as a comparison of current market and collateral conditions to those present at origination or acquisition. The Company elected to apply the measurement alternative for consolidated collateralized financing entities with respect to its managed CLO Issuer. Accordingly, commercial real estate loans and loan participations that are collateral assets within the consolidated CLO Issuer are measured using the fair value of the more observable notes as an indicator of the fair value of the assets as a whole. A portion of these notes are related to the retained income notes, which are valued using a discounted cash flow model. The discounted cash flow model estimates expected future cash flows based on the contractual terms and relevant market data, incorporating collateral characteristics, prepayment and default assumptions, loss severity, credit enhancement features, and note specific factors, and discounts these projected cash flows using a market‑based yield.
Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for the estimated impact of a change in market benchmark spreads on our net portfolio value, which is inclusive of changes in the fair value of our commercial loan investments.
Interest Income
Interest income on commercial loan investments is accrued based on the outstanding principal balances of the loans and their contractual terms. Income accrual is generally suspended for loans at the earlier of the date on which payments become 90 days past due or when recovery of income and principal becomes doubtful. Interest received after a loan becomes past due or impaired is used to reduce the outstanding loan principal balance. When a delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternately, loans that have been placed on nonaccrual status may be placed back on accrual status if restructured and after the loan is considered re-performing. As of, and for the year ended, December 31, 2025, all of our commercial loan investments have paid current interest and are considered performing.
Valuation of Financing Facilities
We have elected the fair value option for all of our existing secured financing facilities and revolving credit facilities as of the date of our financial statements. Under the fair value option, changes in fair value are recognized in our consolidated statements of comprehensive income. In our view, the fair value option election provides reduced complexity, greater consistency, understandability and comparability to the users of the financial statements.
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
Valuation of Collateralized Loan Obligations
We generally determine the fair value of the collateralized loan obligations by utilizing third party pricing services, broker-dealer quotations and discounted cash flow models. We conduct an ongoing evaluation of their valuation methodologies and processes and review the individual valuations themselves. Our review consists of consideration of a variety of factors, including market transaction information for the particular bond, market transaction information for similar bonds, the bond’s ratings and the bond’s subordination levels.
Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for the estimated impact of a change in market benchmark spreads on our net portfolio value, which is inclusive of changes in the fair value of our financing facilities.
Redeemable Common Stock

We classify common stock held by an Invesco affiliate as redeemable common stock on our consolidated balance sheets at redemption value. Redemption value is determined based on our NAV per share as of our balance sheet date. Increases or decreases in the value of redeemable common stock will be charged to Additional Paid-in Capital until the Company has retained earnings. Significant differences in the redemption value of our redeemable common stock may result from changes in market conditions that cause our NAV, and thus the redemption value, to increase or decrease during the period. Although increases and decreases in the redemption value of our redeemable common stock do not have an impact on our consolidated statements of comprehensive income, they could cause a significant change to stockholders’ equity and redeemable common stock as reported on our consolidated balance sheet.
Further information is provided in Note 2 — Summary of Significant Accounting Policies” of our consolidated financial statements included in Part IV, Item 15 of this Report.

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
As of December 31, 2025, we had $4.7 billion of floating rate commercial real estate loans, $2.6 billion of floating rate secured financing facilities, $1.0 billion of floating rate collateralized loan obligations, $55.0 million balance outstanding on our floating rate revolving credit facility, and $10.4 million of floating rate real-estate related securities.
The net interest income sensitivity analysis table presented below shows the estimated impact over a twelve-month period of an instantaneous parallel shift in the yield curve, up and down by 50 basis points and 100 basis points on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of December 31, 2025. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience. Actual results could differ significantly from those estimated in the interest rate sensitivity table.

$ in thousands	At December 31, 2025
Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$11,300	10.35%
+0.50%	$5,487	5.03%
-0.50%	$34	0.03%
-1.00%	$11,181	10.24%

As all of our variable rate commercial real estate loans have interest rate floors while our borrowings do not, a decline in benchmark rates decreases our borrowing costs while loan income only decreases to the floor, thus causing net interest income to increase should benchmark interest rates fall below a predetermined rate.
Certain assumptions have been made in calculating the interest rate risk sensitivities and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates at December 31, 2025. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investments, which can result in material changes to our interest rate risk in the portfolio. The analysis does not consider the potential effects of sustained or prolonged interest rate fluctuations, as it reflects estimated conditions only at a specific point in time.
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

While our investment objectives include avoiding excess sponsor/borrower concentration, we may from time to time experience some level of sponsor/borrower concentration. As of December 31, 2025, we have invested in 77 commercial real estate loans with a fair value of $4.7 billion and no single borrower or group of related borrowers was greater than 10% of the loan portfolio.
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
We may be exposed to counterparty credit risk under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of December 31, 2025, we held derivative instruments with a fair value asset balance of $0.6 million and a liability balance of $2.0 million.
Further, there is counterparty risk associated with the future creditworthiness of our foreign currency hedge counterparties. When determining the fair value of our currency forward contracts, we consider the effect of nonperformance risk as a part of the valuation process and include a credit risk adjustment, where appropriate.
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
The non-CLO loan portfolio value sensitivity analysis table presented below shows the estimated impact of a change in market benchmark spreads, up and down by 50 basis points and 100 basis points, on the fair value of our benchmark spread-sensitive investments and borrowings as of December 31, 2025, assuming a static portfolio and constant financing. When evaluating the impact of changes in benchmark spreads, prepayment assumptions and principal reinvestment rates are adjusted based on our Adviser’s expectations. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience. Actual results could differ significantly from those estimated in the benchmark spread sensitivity table.

$ in thousands	At December 31, 2025
Change in Benchmark Spreads	Projected Increase (Decrease) in Net Portfolio Value	Percentage Change in Projected Net Portfolio Value
+1.00%	$(16,308)	(0.77)%
+0.50%	$(7,370)	(0.35)%
-0.50%	$1,806	0.09%
-1.00%	$3,530	0.17%
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
Commercial real estate loans and loan participations that are collateral assets within the consolidated CLO are measured using the fair value of the more observable CLO notes as an indicator of the fair value of the CLO assets as a whole; therefore, fair values of CLO assets and liabilities will move in an offsetting direction. The difference between the consolidated CLO’s assets and the third-party liabilities is equivalent to the Company’s retained interest, which is eliminated in consolidation. The net changes in valuation of the CLO’s loan assets and third party notes impacts the Company’s results of operations in an amount equivalent to its eliminated retained interests. The sensitivity analysis above excludes retained interests in commercial real estate CLOs due to the absence of a reliable market benchmark and the structural variability of these positions, which limits the comparability and relevance of modeled outcomes.
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
The following table represents our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	December 31, 2025
	Euro	GBP
Foreign currency assets	€239,626	£244,780
Foreign currency liabilities	(191,331)	(195,239)
Foreign currency contracts - notional, net	(49,889)	(50,631)
Net exposure to exchange rate fluctuations	€(1,594)	£(1,090)
Net exposure to exchange rate fluctuations in USD(1)	$(1,871)	$(1,467)
(1)Represents the U.S. dollar equivalent based on the Euro closing rate of 1.17402 and GBP closing rate of 1.3456 as of December 31, 2025.
For further information regarding our foreign currency forward contracts, see Note 7 — “Derivatives and Hedging Activities” of our consolidated financial statements in Part IV. Item 15 of this Report.

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2025, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2025.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
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

PART IV.
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: The financial statements contained herein are set forth on pages F-3 - F-32 of this Report.
(a)(2) Financial Statement Schedules: Refer to Index to Financial Statement Schedules contained herein on page F-1 of this Report.

(a)(3) Exhibits: Refer to Exhibit Index starting on page 92 of this Report.

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

10.1
Amended and Restated Advisory Agreement, by and among, the Company, Invesco Commercial Real Estate Finance Investments, LP and Invesco Advisers, Inc., dated as of August 6, 2025, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2025

10.2
Amended and Restated Dealer Manager Agreement, dated November 11, 2024, by and among the Company, Invesco Advisers, Inc. and Invesco Distributors, Inc., incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2024.

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

10.8*	Amendment No. 1 to Subscription Agreement, dated as of January 21, 2026, by and between Texas Municipal Retirement System and the Company.

10.9+
Valuation Services Agreement, by and between, Chatham Financial Corp. and the Company, dated as of May 12, 2023, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10, filed with the SEC on June 29, 2023.

10.10+
Valuation Services Agreement, by and between, Capright Property Advisors, LLC and the Company, dated as of May 9, 2023, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10/A, filed with the SEC on August 25, 2023.

10.11
Credit Agreement, dated December 11, 2023, between INCREF Borrower, LLC, the Company, the Adviser, and Goldman Sachs Bank USA, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on December 15, 2023.

10.12
First Amendment to Revolving Credit Agreement, dated August 16, 2024, between INCREF Borrower, LLC, the Company, the Adviser, and Goldman Sachs Bank USA, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on August 21, 2024.

10.13
Indenture, dated May 7, 2025, by and among INCREF 2025-FL1 LLC, Invesco Commercial Real Estate Finance Investments, LP, Wilmington Trust, National Association, and Computershare Trust Company, National Association, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2025.

10.14
Collateral Interest Purchase Agreement, dated May 7, 2025, among INCREF 2025-FL1 LLC, INCREF CLO Seller LLC, Invesco Commercial Real Estate Finance Investments, LP and, solely with regard to certain tax covenants, INCREF Sub-REIT LLC, incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2025.

10.15
Collateral Management Agreement, dated May 7, 2025, by and among the Company, INCREF 2025-FL1 LLC, and Invesco Advisers, Inc., incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2025.

10.16
Servicing Agreement, dated May 7, 2025, by and among INCREF 2025-FL1 LLC, Invesco Advisers, Inc., KeyBank National Association, Bellwether Asset Services, LLC, Invesco Commercial Real Estate Finance Investments, LP, Wilmington Trust, National Association, and Computershare Trust Company, National Association, incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2025.

10.17^	Company 2023 Equity Incentive Plan, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10, filed with the SEC on June 29, 2023.

10.18^	Form of Stock Award, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10, filed with the SEC on June 29, 2023.

19	Insider Trading Policy, incorporated by reference to Exhibit 19 to the Company's 2023 Form 10-K filed with the SEC on March 29, 2024,

21*	Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Changes in Equity and Redeemable Equity Instruments; and (iv) Consolidated Statements of Cash Flows

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

INVESCO COMMERCIAL REAL ESTATE FINANCE TRUST, INC.
Date:	March 26, 2026	By:	/s/ Charlie Rose
Charlie Rose
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date
By:	/s/ Charlie Rose	Chief Executive Officer and President	March 26, 2026
	Charlie Rose	(Principal Executive Officer)

By:	/s/ Courtney Popelka	Chief Financial Officer and Treasurer	March 26, 2026
	Courtney Popelka	(Principal Financial Officer)

By:	/s/ Clifford Stoops	Chief Accounting Officer	March 26, 2026
	Clifford Stoops	(Principal Accounting Officer)

By:	/s/ R. Scott Dennis	Chairperson of the Board	March 26, 2026
R. Scott Dennis

By:	/s/ Julie Arrowsmith	Director	March 26, 2026
Julie Arrowsmith

By:	/s/ R. David Kelly	Director	March 26, 2026
R. David Kelly

By:	/s/ J. Ray Nixon	Director	March 26, 2026
J. Ray Nixon

By:	/s/ Charlie Rose	Director	March 26, 2026
Charlie Rose

By:	/s/ Paul E. Rowsey	Director	March 26, 2026
Paul E. Rowsey

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2025	F-33

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Invesco Commercial Real Estate Finance Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Invesco Commercial Real Estate Finance Trust, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive income, of changes in stockholders' equity and redeemable common stock and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 26, 2026

We have served as the Company’s auditor since 2023.

Invesco Commercial Real Estate Finance Trust, Inc.
Consolidated Balance Sheets

$ in thousands except share amounts	December 31, 2025	December 31, 2024
ASSETS
Commercial real estate loan investments, at fair value (including pledged loans of $4,475,009 and $2,355,509, respectively)	$4,702,728	$2,391,078
Real estate-related securities, at fair value	14,818	—
Cash and cash equivalents	16,557	80,221
Restricted cash	29,058	19,813
Interest receivable	20,746	12,600
Derivative assets, at fair value	615	4,064
Other assets	655	418
Total assets(1)	$4,785,177	$2,508,194

LIABILITIES
Secured lending agreements, at fair value	$2,359,543	$1,720,350
Term lending agreements, at fair value	223,033	134,518
Collateralized loan obligations, at fair value	1,005,157	—
Revolving credit facility, at fair value	55,000	—
Interest payable	12,795	8,344
Derivative liabilities, at fair value	1,992	—
Dividends and distributions payable (including $804 and $961 due to related party, respectively)	6,536	3,765
Accounts payable, accrued expenses and other liabilities	31,526	23,159
Due to affiliates	47,261	31,342
Total liabilities(1)	3,742,843	1,921,478

Commitments and contingencies (See Note 14)	—	—

Redeemable common stock - related party (See Note 11)	$127,691	$151,367

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized
12.5% Series A Cumulative Redeemable Preferred Stock, — and 228 shares issued and outstanding, respectively ($228 aggregate liquidation preference as of December 31, 2024)	—	205
Common stock, Class S shares, $0.01 par value per share, 500,000,000 shares authorized	2	—
Common stock, Class S-1 shares, $0.01 par value per share, 500,000,000 shares authorized	203	72
Common stock, Class D shares, $0.01 par value per share, 500,000,000 shares authorized	—	—
Common stock, Class D-1 shares, $0.01 par value per share, 500,000,000 shares authorized	—	—
Common stock, Class I shares, $0.01 par value per share, 500,000,000 shares authorized	85	27
Common stock, Class E shares, $0.01 par value per share, 500,000,000 shares authorized	1	1
Common stock, Class F shares, $0.01 par value per share, 500,000,000 shares authorized	89	82
Additional paid-in capital	930,845	448,947
Accumulated other comprehensive income (loss)	94	(65)
Accumulated deficit	(16,676)	(13,920)
Total stockholders’ equity	914,643	435,349
Total liabilities, redeemable common stock and stockholders’ equity	$4,785,177	$2,508,194
(1)The consolidated balance sheet at December 31, 2025 includes assets of $1.2 billion and liabilities of $1.0 billion of a consolidated collateralized loan obligation, which is a variable interest entity (“VIE”). The VIE’s assets can only be used to settle the obligations of the VIE. See Note 6 — “Collateralized Loan Obligations”, for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
$ in thousands except share and per share amounts	2025	2024	2023
Net Interest Income
Commercial real estate loan interest income	$244,530	$108,478	$17,688
Real estate related-securities interest income	424	—	—
Other interest income	4,855	1,891	298
Interest expense	(167,053)	(74,218)	(13,471)
Net interest income	82,756	36,151	4,515

Other Income (Expense)
Unrealized gain (loss) on loans, net	37,185	(19,558)	—
Gain (loss) on real estate-related securities, net	97	—	—
Unrealized gain (loss) on secured financing facilities, net	(23,920)	15,656	—
Unrealized gain (loss) on collateralized loan obligations, net	(7,495)	—	—
Gain (loss) on derivative instruments, net	(5,383)	4,064	—
Gain (loss) on foreign currency transactions, net	(121)	53	—
Commitment fee income, net of related party expense of $12,331, $10,406 and $3,212 for the years ended December 31, 2025, 2024 and 2023, respectively	12,581	10,430	3,212
Other income and (expense), net	1,044	882	220
Total other income (expense), net	13,988	11,527	3,432

Expenses
Management and performance fees - related party	10,899	3,722	—
Debt issuance and other financing costs related to borrowings, at fair value	12,654	10,599	3,727
Organizational costs	2	29	707
General and administrative	10,840	7,255	3,052
Total expenses	34,395	21,605	7,486

Net income (loss)	$62,349	$26,073	$461
Dividends to preferred stockholders	(2)	(29)	(10)
Issuance and redemption costs of redeemed preferred stock	(27)	—	—
Net income (loss) attributable to common stockholders	$62,320	$26,044	$451

Net income (loss)	$62,349	$26,073	$461
Currency translation adjustment	159	(65)	—
Comprehensive income (loss)	62,508	26,008	461
Dividends to preferred stockholders	(2)	(29)	(10)
Issuance and redemption costs of redeemed preferred stock	(27)	—	—
Comprehensive income (loss) attributable to common stockholders	$62,479	$25,979	$451

Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$1.82	$1.95	$0.29
Diluted	$1.82	$1.95	$0.29
Weighted average number of shares of common stock
Basic	34,210,314	13,350,249	1,576,538
Diluted	34,210,627	13,350,440	1,576,588
The accompanying notes are an integral part of these consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Common Stock

	Series A Preferred Stock	Class S Common Stock	Class S-1 Common Stock	Class D Common Stock	Class D-1 Common Stock	Class I Common Stock	Class E Common Stock	Class F Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Redeemable Common Stock
$ in thousands
Balance as of December 31, 2022	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	461	461	—
Proceeds from issuance of preferred stock, net of offering costs	205	—	—	—	—	—	—	—	—	—	—	205	—
Proceeds from issuance of common stock, net of offering costs	—	—	11	—	—	3	—	—	32,428	—	—	32,442	—
Proceeds from issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	105,340
Common stock distribution reinvestment	—	—	—	—	—	—	—	—	63	—	—	63	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(7,747)	(7,747)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(10)	(10)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	58	—	—	58	—
Balance as of December 31, 2023	$205	$—	$11	$—	$—	$3	$—	$—	$32,549	$—	$(7,296)	$25,472	$105,340
Net income (loss)	—	—	—	—	—	—	—	—	—	—	26,073	26,073	—
Proceeds from issuance of common stock, net of offering costs	—	—	59	—	—	23	1	79	401,815	—	—	401,977	—
Proceeds from issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	145,568
Common stock distribution reinvestment	—	—	2	—	—	1	—	3	15,667	—	—	15,673	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(32,668)	(32,668)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(29)	(29)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	76	—	—	76	—
Repurchase of common stock	—	—	—	—	—	—	—	—	(701)	—	—	(701)	—
Repurchase of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(100,000)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(65)	—	(65)	—
Adjustment to carrying value of redeemable common stock	—	—	—	—	—	—	—	—	(459)	—	—	(459)	459
Balance as of December 31, 2024	$205	$—	$72	$—	$—	$27	$1	$82	$448,947	$(65)	$(13,920)	$435,349	$151,367
Net income (loss)	—	—	—	—	—	—	—	—	—	—	62,349	62,349	—
Proceeds from issuance of common stock, net of offering costs	—	2	126	—	—	58	—	—	450,110	—	—	450,296	—
Proceeds from issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	6,909
Common stock distribution reinvestment	—	—	7	—	—	2	—	7	39,731	—	—	39,747	—
Stock awards	—	—	—	—	—	—	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(65,076)	(65,076)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(2)	(2)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	187	—	—	187	—
Repurchase of common stock	—	—	(2)	—	—	(2)	—	—	(7,793)	—	—	(7,797)	—
Repurchase of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	(30,922)
Redemption of preferred stock	(205)	—	—	—	—	—	—	—	—	—	(27)	(232)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	159	—	159	—
Adjustment to carrying value of redeemable common stock	—	—	—	—	—	—	—	—	(337)	—	—	(337)	337
Balance as of December 31, 2025	$—	$2	$203	$—	$—	$85	$1	$89	$930,845	$94	$(16,676)	$914,643	$127,691

The accompanying notes are an integral part of these consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
$ in thousands	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$62,349	$26,073	$461
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized (gain) loss on loans, net	(37,185)	19,558	—
(Gain) loss on real estate-related securities, net	(97)	—	—
Unrealized (gain) loss on secured financing facilities, net	23,920	(15,656)	—
Unrealized (gain) loss on collateralized loan obligations, net	7,495	—	—
(Gain) loss on derivative instruments, net	5,383	(4,064)	—
Unrealized (gain) loss on foreign currency transactions	3	—	—
Debt issuance costs	9,861	8,998	3,727
Amortization of equity based compensation and other	2,111	76	58
Change in operating assets and liabilities:
Increase in operating assets	(8,298)	(10,540)	(2,521)
Increase in operating liabilities	3,415	8,083	2,099
Increase in due to affiliate	8,609	14,539	5,215
Net cash provided by operating activities	77,566	47,067	9,039
Cash flows from investing activities:
Originations and fundings of commercial real estate loans	(2,571,066)	(1,797,154)	(613,503)
Purchase of real estate-related securities	(16,371)	—	—
Principal payments from commercial real estate loans	296,649	—	—
Principal payments from real estate-related securities	1,650	—	—
Settlement of foreign currency forward contracts, net	59	—	—
Net cash used in investing activities	(2,289,079)	(1,797,154)	(613,503)
Cash flows from financing activities:
Proceeds from revolving credit facility	565,000	832,000	239,300
Repayment of revolving credit facility	(510,000)	(846,000)	(225,300)
Proceeds from secured financing facilities	2,497,438	1,868,800	457,861
Repayment of secured financing facilities	(1,793,650)	(456,137)	—
Proceeds from issuance of collateralized loan obligations	995,738	—	—
Proceeds from issuance of common stock, net of offering costs	444,731	385,627	34,991
Proceeds from issuance of preferred stock, net of offering costs	—	—	205
Proceeds from issuance of redeemable common stock	—	144,660	105,340
Repurchase of common stock	(6,947)	(646)	—
Repurchase of redeemable common stock	(30,922)	(100,000)	—
Redemption of preferred stock	(232)	—	—
Proceeds from subscriptions paid in advance	27,886	19,784	23,566
Repayment of related party loan	—	—	(30)
Cash paid for debt issuance costs	(9,424)	(7,110)	(1,402)
Payments of dividends	(22,560)	(16,397)	(4,556)
Net cash provided by financing activities	2,157,058	1,824,581	629,975
Effect of exchange rate changes on cash, cash equivalents and restricted cash	36	(1)	—
Net change in cash, cash equivalents and restricted cash	(54,419)	74,493	25,511
Cash, cash equivalents and restricted cash, beginning of period	100,034	25,541	30
Cash, cash equivalents and restricted cash, end of period	$45,615	$100,034	$25,541

Invesco Commercial Real Estate Finance Trust, Inc.
Consolidated Statements of Cash Flows
(Continued)

	Year Ended December 31,
$ in thousands	2025	2024	2023
Supplemental disclosures:
Interest paid	$160,680	$67,560	$11,784
Taxes paid	190	—	—
Non-cash investing and financing activities:
Dividends and distributions declared not paid	$6,536	$3,765	$3,138
Common stock distribution reinvestment	39,747	15,673	63
Issuance of redeemable common stock for payment of management fees and performance fees	6,909	908	—
Accrued common stock repurchases	905	55	—
Deferred offering costs due to affiliate	—	(78)	78
Offering costs due to affiliate	14,219	7,138	2,549
Debt issuance costs due to affiliate	—	405	2,325
Adjustment to carrying value of redeemable common stock	337	459	—
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
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and consolidate the financial statements of the Company and its controlled subsidiaries. In determining whether we have a controlling financial interest in a partially owned entity, we consider whether the entity is a variable interest entity (“VIE”) and whether we are the primary beneficiary. We are the primary beneficiary of a VIE when we have both the power to direct the most significant activities impacting the economic performance of the VIE and the obligation to absorb losses or receive benefits significant to the VIE. See additional information on our VIEs for the collateralized loan obligations issuer (“CLO Issuer” or “INCREF 2025-FL1”) in Note 6 — “Collateralized Loan Obligations.” All significant intercompany transactions, balances, revenues and expenses are eliminated in consolidation. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of our financial condition and results of operations for the periods presented.
Reclassifications

Certain prior period reported amounts have been reclassified to be consistent with the current presentation. Such reclassifications have no impact on total assets, net income or equity attributable to common stockholders.

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Examples of estimates may include, but are not limited to, estimates of the fair values of financial instruments and estimated payment periods for certain stockholder servicing fee liabilities. Actual results may differ from those estimates.

Translation of Foreign Currencies
Transactions in foreign currencies are recorded at the rates of exchange prevailing on the dates of the transactions. At each balance sheet date, monetary assets and liabilities that are denominated in foreign currencies are remeasured at the rates prevailing as of that date. Gains and losses arising on revaluation are included in the consolidated statements of comprehensive income.

The U.S. dollar is the functional currency of the Company and our consolidated entities operating in the United States. The functional currency of our consolidated entities outside of the United States is generally the principal currency of the economic environment in which the entity primarily generates and expends cash. We translate the financial statements of consolidated entities from their principal currency into U.S. dollars as of each reporting period. We translate assets and liabilities at the exchange rate in effect as of the financial statement date and translate income statement accounts using the weighted average exchange rate for the reporting period. Exchange differences arising on the translation of the net assets of foreign operations are taken directly to accumulated other comprehensive income in equity until the disposal of the net investment, at which time they are recognized in the consolidated statements of comprehensive income. Intercompany loans to foreign subsidiaries are eliminated in consolidation but the foreign currency gains or losses on these loans survive consolidation and are included in other income and (expense), net as unrealized gain (loss) on loans, net in the consolidated statements of comprehensive income.

Fair Value Measurements
We have elected the fair value option for our commercial real estate loan investments, real estate-related securities, secured lending and term lending agreements (collectively, our secured financing facilities), our revolving credit facility, and our CLO Issuer. The Company believes the fair value option will provide its financial statements users with reduced complexity, greater consistency, understandability and comparability.

In the month that we originate or acquire a loan that is held outside of the CLO Issuer, the par value of the loan represents its fair value. Thereafter, an independent valuation advisor values our commercial loan investments monthly using a discounted cash flow analysis. The yield used in the discounted cash flow analysis is determined by comparing the features of the loan to the interest rates and terms required by lenders in the new loan origination market for similar loans and the yield required by investors acquiring similar loans in the secondary market as well as a comparison of current market and collateral conditions to those present at origination or acquisition. The Company elected to apply the measurement alternative for consolidated collateralized financing entities with respect to the CLO Issuer. Accordingly, commercial real estate loans and loan participations that are collateral assets within the consolidated CLO Issuer are measured using the fair value of the more observable notes as an indicator of the fair value of the assets as a whole. A portion of these notes are related to the retained income notes, which are valued using a discounted cash flow model. The discounted cash flow model estimates expected future cash flows based on the contractual terms and relevant market data, incorporating collateral characteristics, prepayment and default assumptions, loss severity, credit enhancement features, and note specific factors, and discounts these projected cash flows using a market‑based yield.
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

We generally determine the fair value of the collateralized loan obligations by utilizing third party pricing services, broker-dealer quotations, and discounted cash flow models. We conduct an ongoing evaluation of their valuation methodologies and processes and review the individual valuations themselves. Our review consists of consideration of a variety of factors, including market transaction information for the particular bond, market transaction information for similar bonds, the bond’s ratings and the bond’s subordination levels.

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
Commercial Real Estate Loan Investments
Commercial real estate loan investments structured as senior loans are generally secured by the borrower’s interest in underlying real estate, and those structured as mezzanine loans are generally secured by the borrower’s equity interests in entities that own underlying real estate. Our investments in commercial real estate loans are supported by perfected security interests in the underlying collateral. We report our commercial real estate loan investments at fair value as described in the Fair Value Measurements section of this Note 2 to the consolidated financial statements. We have elected the fair value option for the commercial loans that we have originated as of the date of our financial statements. We record changes in fair value within unrealized foreign currency gain (loss) on loans, net in the consolidated statements of comprehensive income.
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
We recognize origination fees and related costs for commercial loans immediately in earnings when we elect the fair value option for commercial loans. The Adviser’s portion of the commitment fee is not due until commitment fees have been received from the borrower. The Adviser is responsible for sourcing, structuring and negotiating loans, and the Adviser has discretion in determining loan fees. The Company discloses this related party expense paid to the Adviser on the face of our consolidated statements of comprehensive income to provide transparency as to all fees paid to the Adviser.
In the event of a partial or whole sale of a commercial loan that qualifies for sale accounting under GAAP, we derecognize the corresponding asset, and fees paid as part of the partial or whole sale are recognized on our consolidated statements of comprehensive income.
Real Estate-Related Securities
We invest in debt securities of real estate companies. We have elected the fair value option for accounting for investments in debt securities. We record changes in fair value of debt securities as gain (loss) on real estate-related securities, net and interest income on debt securities as interest income in our consolidated statements of comprehensive income.
Collateralized Loan Obligations
The Company financed a pool of loans and loan participations from its existing loan portfolio through a managed collateralized financing entity, INCREF 2025-FL1. The Company consolidates the CLO Issuer because it determined that the CLO Issuer is a VIE and that the Company is the primary beneficiary of such VIE. The collateral assets securing the collateralized loan obligations include the pool of loans and loan participations, which are included on the consolidated balance sheets at December 31, 2025 as commercial real estate loan investments, at fair value. The notes issued by the consolidated CLO Issuer are included on the Company’s consolidated balance sheets as collateralized loan obligations, at fair value. Collateralized loan obligations consist solely of obligations held by third party rated note holders and exclude the retained tranches held by the

Company, which are eliminated in consolidation of the CLO Issuer. The interest income from the CLO Issuer’s collateral assets and interest expense on the notes issued by the CLO Issuer are presented on a gross basis within interest income and interest expense, respectively, in the consolidated statements of comprehensive income. Because we elected the fair value option for our collateralized loan obligations, we record any changes in their fair values as unrealized gain (loss) on collateralized loan obligations, net in our consolidated statements of comprehensive income.

Stockholder Servicing Fees
As described in Note 10 - “Related Party Transactions”, we will pay a registered broker-dealer affiliated with the Adviser (the “Dealer Manager”) stockholder servicing fees over time for Class S, Class S-1, Class D and Class D-1 shares sold in the Continuous Offering. Under the terms of our agreement with the Dealer Manager, we calculate stockholder servicing fees as a percentage of Class S NAV, Class S-1 NAV, Class D NAV, and Class D-1 NAV on an annualized basis. We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class S, Class S-1, Class D and Class D-1 share is sold during the Continuous Offering and record the stockholder servicing fee as a reduction of Additional Paid-in Capital when we issue stock. We adjust the liability for stockholder servicing fees as the fees are paid to the Dealer Manager or when fees are no longer payable under the terms of our agreement with the Dealer Manager.
Secured Financing Facilities
We have financed our investments in commercial real estate loans primarily through the use of secured lending arrangements, including repurchase agreements and term lending arrangements (collectively, our secured financing facilities). These facilities are secured by our commercial real estate loan investments; therefore, we treat secured financing facilities as collateralized financing transactions and carry them at fair value in our consolidated financial statements. Because we elected the fair value option for our secured financing facilities, we record changes in fair value as unrealized gain (loss) on secured financing facilities, net in our consolidated statements of comprehensive income. We account for these facilities as secured borrowings because we maintain effective control over the commercial real estate loans that we have financed.
Redeemable Common Stock

We classify common stock held by Invesco Realty, Inc., an Invesco affiliate, as redeemable common stock on our consolidated balance sheets. We determined that we should classify common stock held by Invesco Realty, Inc. as redeemable common stock because our Adviser has been deemed to have control of the Company for accounting purposes.

We report our redeemable common stock on our consolidated balance sheets at redemption value. Redemption value is determined based on our net asset value (“NAV”) per share as of our balance sheet date. We calculate NAV as GAAP stockholders’ equity adjusted for the redemption value of our redeemable common stock; certain organizational expenses, offering costs and operating expenses advanced by our Adviser that are not currently payable; accrued stockholder fees not currently payable; unamortized debt costs, the elimination of the impact of the net mark-to-market on retained CLO interests and the liquidation preference of our preferred stock. Increases or decreases in the value of redeemable common stock will be charged to Additional Paid-in Capital until the Company has retained earnings.

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

Accounting for Derivative Financial Instruments
We use currency forward contracts to manage foreign currency exchange risk and report them at fair value on our consolidated balance sheets. We recognize changes in fair value of our derivatives in our consolidated statements of comprehensive income as gain (loss) on derivative instruments, net. None of our derivative transactions have been designated as hedging instruments for accounting purposes.
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
We compute our dividends paid deduction for qualifying dividends to our stockholders using our REIT taxable income as opposed to net income reported on our consolidated financial statements. REIT taxable income will generally differ from net income determined in accordance with GAAP, because the determination of REIT taxable income is based on tax regulations and not financial accounting principles.
We elect to treat certain of our corporate subsidiaries as taxable REIT subsidiaries (“TRS”) which are subject to federal, state and local corporate income tax, as applicable. TRSs hold investments in assets, income streams, operating companies and associated expenses that produce non-qualifying items for purposes of REIT testing.
In certain instances, the Company may generate excess inclusion income (“EII”) within the REIT subsidiary structure it established for the purpose of issuing collateralized loan obligations (“CLOs”). EII, which is treated as unrelated business taxable income, is an obligation of the Company and is allocated to a TRS.
Current income tax expense is recorded within other income (expense), net on our consolidated statements of comprehensive income. Deferred tax assets, valuation allowances, and deferred tax liabilities are recorded within other assets or other liabilities, as applicable, on our consolidated balance sheets.
For the year ended December 31, 2025, we recorded income tax expense of $0.2 million located within other income and (expense), net on our consolidated statements of comprehensive income. We did not have tax expense prior to 2025.
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued ASU 2024-03 — “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40).” ASU 2024-03 requires public business entities to disclose disaggregated information about certain income statement line items. Public business entities are required to disclose purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses. Specified expenses, gains or losses that are already disclosed under existing GAAP are required to be included in the disaggregated income statement expense line item disclosures, and any remaining amounts need to be described qualitatively. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required. The guidance does not change what an entity presents on the face of its income statement.
We are required to implement the new standard prospectively in our consolidated financial statements for the year ended December 31, 2027 and for interim periods thereafter. We may implement the new standard retrospectively, and early adoption is permitted. We are currently evaluating the impact of the additional disclosures required under the new standard.

We reviewed all other recently issued accounting standards updates and determined that they were not expected to have a significant impact on our consolidated financial statements when adopted or did not have a significant impact on our consolidated financial statements upon adoption.

3.Commercial Real Estate Loan Investments
The table below summarizes our investments in commercial real estate loans as of December 31, 2025 and 2024:

$ in thousands
Loan Type	Loan Amount(1)	Principal Balance Outstanding	Fair Value	Period-end Weighted Average Rate(2)	Weighted Average Life (years)(3)
December 31, 2025
Senior loans(4)	$5,025,649	$4,670,191	$4,677,720	6.40%	3.91
Mezzanine loans	30,000	25,008	25,008	12.00%	3.84
Total	$5,055,649	$4,695,199	$4,702,728	6.43%	3.91
December 31, 2024
Senior loans(4)	$2,658,628	$2,385,124	$2,385,840	7.37%	4.26
Mezzanine loan	30,000	5,238	5,238	12.23%	4.84
Total	$2,688,628	$2,390,362	$2,391,078	7.38%	4.27
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

The tables below detail the property type and geographic location of the properties securing our commercial real estate loans as of December 31, 2025 and 2024:

$ in thousands	December 31, 2025		December 31, 2024
Property Type	Fair Value	Percentage	Fair Value	Percentage
Multifamily	$2,292,433	48.7%	$1,252,147	52.4%
Industrial	1,870,741	39.8%	1,042,720	43.6%
Student housing	343,204	7.3%	—	—%
Self-storage	196,350	4.2%	96,211	4.0%
Total	$4,702,728	100.0%	$2,391,078	100.0%

$ in thousands	December 31, 2025		December 31, 2024
Geographic Location	Fair Value	Percentage	Fair Value	Percentage
United States:
East	$1,409,703	30.0%	$688,518	28.8%
South	1,107,282	23.5%	520,733	21.8%
West	986,262	21.0%	738,754	30.7%
Various U.S.(1)	474,366	10.1%	128,334	5.4%
Midwest	122,767	2.6%	30,331	1.3%
Total	$4,100,380	87.2%	$2,106,670	88.0%
Non-US:
United Kingdom(2)	$324,365	6.9%	$104,230	4.4%
Europe(3)	277,983	5.9%	180,178	7.6%
Total	$602,348	12.8%	$284,408	12.0%
Total	$4,702,728	100.0%	$2,391,078	100.0%
(1)Various U.S. includes self-storage and industrial portfolios with multiple locations throughout the United States.
(2)Our European loans that are collateralized by industrial commercial real estate in the United Kingdom are denominated in British pound sterling and have a fair value of £241.1 million as of December 31, 2025.
(3)Our European loans that are collateralized by industrial commercial real estate in France, Spain and Italy are denominated in Euros and have an aggregate fair value of €236.8 million, as of December 31, 2025.
The weighted average loan-to-value ratio, a metric utilized in the fair value measurement of our commercial real estate loan investments, for our loan investments at December 31, 2025 was approximately 66% based on the loan principal amount and the independent property appraisals.
Interest income earned by our US commercial real estate loans for the years ended December 31, 2025, 2024 and 2023 was $216.1 million, $103.0 million and $17.7 million, respectively. Interest income earned by our non-US commercial real estate loans for the years ended December 31, 2025 and 2024 was $28.4 million and $5.5 million, respectively. We did not hold non-US commercial real estate loans prior to 2024.

4.Real Estate-Related Securities
The following table summarizes our real estate-related securities as of December 31, 2025:

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain (Loss), Net	Fair Value	Weighted Average Yield	Weighted Average Maturity Date
Non-agency CMBS	$14,770	$(38)	$14,732	$86	$14,818	6.29%	March 2040
The following table presents the components of gain (loss) on real estate-related securities, net for the year ended December 31, 2025:

	December 31, 2025
$ in thousands	Realized Gain (Loss), Net	Unrealized Gain (Loss), Net	Gain (Loss), Net
Non-agency CMBS	$11	$86	$97
We did not hold real estate-related securities prior to 2025.

5.Borrowings
The table below summarizes our borrowing arrangements as of December 31, 2025 and 2024. Our borrowing arrangements include secured lending and term lending agreements (collectively, our “secured financing facilities”) and a revolving credit facility:

			December 31, 2025					December 31, 2024
$ in thousands	Current Maturity	Extension Options(1)	Weighted Average Interest Rate(2)	Maximum Facility Size	Available Capacity	Amount Outstanding	Fair Value	Amount Outstanding	Fair Value

Term Lending Agreements
INCREF Lending II	Match-term	Match-term	6.01%	$300,000	$144,973	$155,027	$155,033	$134,518	$134,518
INCREF Lending III	Match-term	Match-term	5.25%	72,840	4,840	68,000	68,000	N/A	N/A

Secured Lending Agreements
Term Financing
INCREF Lending I(3)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	722,672	722,796

Repurchase Agreements
Morgan Stanley Bank(4)	Dec 2027	Dec 2028	5.45%	750,000	36,665	713,335	713,335	342,009	342,079
Citibank	Jul 2027	Jul 2029	5.18%	1,000,000	409,699	590,301	590,401	276,323	276,653
Barclays(4)	Apr 2027	Apr 2029	5.14%	500,000	171,103	328,897	328,897	199,305	199,326
Wells Fargo	May 2027	May 2029	5.25%	450,000	109,337	340,663	340,664	179,462	179,496
Bank of Montreal(4)	Jul 2027	Jul 2030	5.08%	256,600	—	256,600	256,600	—	—
Capital One(4)	Feb 2027	Feb 2030	5.25%	250,000	120,411	129,589	129,646	N/A	N/A
Total secured financing facilities				$3,579,440	$997,028	$2,582,412	$2,582,576	$1,854,289	$1,854,868

Revolving Credit Facility(5)			6.77%	$162,000	$107,000	$55,000	$55,000	$—	$—
(1)Assumes all available extension options are exercised.
(2)Represents the weighted average interest rate in effect as of December 31, 2025
(3)On December 10, 2025, we terminated INCREF Lending I originally entered into in July 2024. Concurrent with the termination, the loan assets previously pledged under INCREF Lending I were released and financed under existing repurchase agreements at substantially similar terms.
(4)Certain extension options for these facilities are subject to lender approval and compliance with certain financial and administrative covenants.
(5)Maturity date is aligned with the Company’s ability to call remaining outstanding capital committed under the Invesco Subscription Agreement, as further explained below.
Borrowings denominated in U.S. dollars under our secured financing facilities and revolving credit facility bear interest at one-month Term SOFR plus a spread. Euro denominated borrowings bear interest at three-month Euribor plus a spread, and our British pound sterling denominated borrowings bear interest at three-month SONIA plus a spread. Our secured financing facilities are subject to certain non-financial and financial covenants, including liquidity, tangible net worth and leverage covenants. We were in compliance with these covenants as of December 31, 2025.
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
We have pledged certain commercial real estate loan investments with a fair value of approximately $198.3 million and $85.0 million as collateral for INCREF Lending II and INCREF Lending III, respectively. We segregate the commercial real estate loans that we have pledged as collateral in our books and records. Our term lending agreement counterparties have the right to resell or repledge the collateral posted but have the obligation to return the pledged collateral upon maturity of the term lending agreement.

Secured Lending Agreements
In July 2024, we entered into a $837.5 million Master Repurchase Agreement with a financial institution (“INCREF Lending I”) that provided asset-based financing with partial recourse to the Company and did not provide the lender with margin call rights. The term of the facility matched the term of the underlying collateral up to two years and was subject to three additional one-year extension options that we could exercise upon satisfaction of certain customary conditions and thresholds. We originally pledged certain commercial real estate loan investments with a fair value of approximately $921.8 million as collateral for INCREF Lending I. On December 10, 2025, INCREF Lending I was terminated.
We have also entered into traditional repurchase agreements with six financial institutions, as detailed in the table above. We have pledged certain commercial real estate loan investments with a fair value of approximately $3.0 billion as collateral for these agreements. Certain borrowings under our Citibank repurchase agreement are collateralized by European commercial real estate loans. The borrowings are denominated in Euros and British pound sterling and have a fair value of €189.4 million and £192.8 million, respectively, as of December 31, 2025. We segregate the commercial real estate loans that we have pledged as collateral in our books and records. Our repurchase agreement counterparties have the right to resell or repledge the collateral posted but have the obligation to return the pledged collateral upon maturity of the repurchase agreement.
We were not required to post any margin under our master repurchase agreements as of December 31, 2025 and December 31, 2024. A margin deficiency may generally result from either a decline in the underlying loan’s market value or a shortfall in operating performance of the property. We may finance multiple commercial loan investments under a repurchase agreement; therefore, a margin excess in one asset could help mitigate a margin deficiency in another asset under the same repurchase agreement. We intend to maintain a level of liquidity that will enable us to meet margin calls. Master repurchase agreements are recourse obligations.
Counterparty Exposure

We have pledged certain commercial real estate loan investments as collateral for our secured financing facilities. If a secured financing counterparty were to default on its obligation to return the collateral, we would be exposed to potential losses to the extent the fair value of the collateral that we have pledged to the counterparty exceeded the amount loaned to us plus interest due to the counterparty. The following table summarizes our net exposure with those counterparties where the amount at risk exceeded 10.0% of stockholders’ equity as of December 31, 2025 and December 31, 2024.

$ in thousands	Outstanding Principal	Net Counterparty Exposure	Weighted Average Life (Years)(1)
December 31, 2025
Morgan Stanley Bank	$713,335	$186,066	2.92
Citibank	590,301	148,674	3.56
Bank of Montreal	411,627	107,463	4.18
Total	$1,715,263	$442,203	3.45
December 31, 2024
Morgan Stanley Bank	$342,009	$101,931	2.40
Citibank	998,995	260,459	4.51
Barclays	199,305	51,591	4.32
Wells Fargo	179,462	48,058	4.39
Total	$1,719,771	$462,039	4.05
(1)Assumes all extension options are exercised for borrowing facilities that may be extended at our option, subject to compliance with certain financial and administrative covenants.

The following table shows the aggregate amount of maturities of our outstanding borrowings over the next five years and thereafter as of December 31, 2025:

$ in thousands	Secured Lending Agreements(1)	Term Lending Agreement(1)	Revolving Credit Facility(1)	Total
Year
2026	$—	$—	$55,000	$55,000
2027	—	—	—	—
2028	713,335	—	—	713,335
2029	1,259,861	128,221	—	1,388,082
2030	386,189	94,806	—	480,995
Thereafter	—	—	—	—
Total	$2,359,385	$223,027	$55,000	$2,637,412
(1)Assumes all extension options are exercised for borrowing facilities that may be extended at our option, subject to compliance with certain financial and administrative covenants.

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

Our revolving credit facility is subject to certain affirmative and negative non-financial and financial covenants including a limitation on indebtedness. We were in compliance with these covenants as of December 31, 2025.
6.Collateralized Loan Obligations
The table below summarizes our collateralized loan obligations as of December 31, 2025:

	Facility				Collateral
$ in thousands	Term	Weighted Average Interest Rate(1)	Amount Outstanding	Fair Value	Count	Principal Balance Outstanding	Fair Value
INCREF 2025-FL1	Oct 2042	5.71%	$998,234	$1,005,157	30	$1,217,359	$1,224,656
Total			$998,234	$1,005,157	30	$1,217,359	$1,224,656
(1)Represents the weighted average interest rate in effect as of December 31, 2025.
In May 2025, the Company financed a pool of loans and loan participations from its existing loan portfolio through the CLO Issuer, contributing $1.2 billion of commercial real estate loan investments to the CLO Issuer and issuing $1.2 billion of notes. The Company retained $219.1 million of the notes issued by the CLO Issuer. The rated notes bear interest at Term SOFR plus a spread. The collateralized loan obligations execution provides the Company with match-term financing on a non-mark-to-market and non-recourse basis. The third-party notes were issued at a discount of $2.5 million, with the Company receiving $995.7 million in proceeds from the transaction.

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

The consolidation of the CLO Issuer results in an increase in our gross assets, liabilities, revenues and expenses, however the impact to our stockholders’ equity and net income are equivalent to our net retained economic interests in the VIE. For the year ended December 31, 2025, we recorded $42.7 million of interest expense related to the CLO Issuer. The following table details the assets and liabilities of the CLO Issuer:

$ in thousands	December 31, 2025
Assets:
Restricted cash	$150
Commercial real estate loan investments, at fair value	1,224,656
Interest receivable	3,840
Total assets	$1,228,646

Liabilities:
Collateralized loan obligations, at fair value	$1,005,157
Interest payable	2,057
Total liabilities	$1,007,214
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
The following table illustrates the realized and unrealized foreign exchange impact recognized in the consolidated statements of comprehensive income for the years ended December 31, 2025 and 2024, of our loans and secured financing arrangements as well as the offsetting gain (loss) on derivative instruments in the periods:

	Year Ended December 31,
$ in thousands	2025	2024
Unrealized foreign exchange gain (loss) on loans	$30,380	$(20,274)
Unrealized foreign exchange gain (loss) on secured financing facilities	(24,335)	16,236
Gain (loss) on foreign currency transactions, net	(121)	53
Gain (loss) on derivative instruments, net	$(5,383)	$4,064
Net impact of hedged foreign exchange	$541	$79
The below tables summarize changes in the notional amount of our currency forward contracts for the years ended December 31, 2025 and 2024:

	Local Currency
In thousands	Notional Amount as of December 31, 2024	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of December 31, 2025	Notional Amount as of December 31, 2025
Buy USD / Sell EUR Forward	€39,474	€13,908	€(3,493)	€49,889	$57,299
Buy USD / Sell GBP Forward	£19,417	£33,834	£(2,620)	£50,631	$68,184
Buy EUR / Sell USD Forward	€—	€972	€(972)	€—	$—
Buy GBP / Sell USD Forward	£—	£1,161	£(1,161)	£—	$—

	Local Currency
In thousands	Notional Amount as of as of December 31, 2023	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of as of December 31, 2024	Notional Amount as of as of December 31, 2024
Buy USD / Sell EUR Forward	€—	€39,474	€—	€39,474	$44,805
Buy USD / Sell GBP Forward	£—	£19,417	£—	£19,417	$25,651
The table below presents the fair value of our currency forward contracts, as well as their classification on our consolidated balance sheets as of December 31, 2025 and 2024:

	Fair Value as of
$ in thousands	December 31, 2025	December 31, 2024
Derivative Assets	$615	$4,064
Derivative Liabilities	$1,992	$—

The following tables summarize the effect of currency forward contracts reported in gain (loss) on derivative instruments, net on our consolidated statements of comprehensive income for the years ended December 31, 2025 and 2024:

$ in thousands	December 31, 2025
Derivatives not designated as hedging instruments	Realized gain (loss) on derivative instruments, net	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Currency Forward Contracts	$59	$(5,442)	$(5,383)

$ in thousands	December 31, 2024
Derivatives not designated as hedging instruments	Realized gain (loss) on derivative instruments, net	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Currency Forward Contracts	$—	$4,064	$4,064
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

	As of December 31, 2025
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Commercial real estate loan investments	$—	$—	$4,702,728	$4,702,728
Real estate-related securities	—	14,818	—	14,818
Derivative assets	—	615	—	615
Total assets	$—	$15,433	$4,702,728	$4,718,161

Liabilities:
Secured lending agreements	$—	$—	$2,359,543	$2,359,543
Term lending agreements	—	—	223,033	223,033
Revolving credit facility	—	—	55,000	55,000
Collateralized loan obligations	—	1,005,157	—	1,005,157
Derivative liabilities	—	1,992	—	1,992
Total liabilities	$—	$1,007,149	$2,637,576	$3,644,725

	As of December 31, 2024
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Commercial real estate loan investments	$—	$—	$2,391,078	$2,391,078
Derivative assets	—	4,064	—	4,064
Total assets	$—	$4,064	$2,391,078	$2,395,142

Liabilities:
Secured lending agreements	$—	$—	$1,720,350	$1,720,350
Term lending agreements	—	—	134,518	134,518
Total liabilities	$—	$—	$1,854,868	$1,854,868

Valuation of Commercial Real Estate Loan Investments
The following table shows a reconciliation of the beginning and ending fair value measurements of our commercial real estate loan investments classified as Level 3:

	Year Ended December 31,
$ in thousands	2025	2024
Beginning Balance	$2,391,078	$613,503
Loan originations and fundings	2,571,066	1,797,154
Loan principal payments	(296,649)	—
Net unrealized gain (loss)	6,805	716
Foreign currency adjustments	30,428	(20,295)
Ending Balance	$4,702,728	$2,391,078

The fair value of collateralized financing assets are measured using the more observable fair value of the collateralized liabilities. See Note 2 — “Summary of Significant Accounting Policies.”

The following tables summarize the significant unobservable inputs used in the fair value measurement of our investments in commercial loans:

$ in thousands	December 31, 2025
Type	Fair Value(2)	Valuation Technique	Unobservable Input	Weighted Average Rate(2)	Range	Weighted Average Life (years)(1)(2)
Commercial loans	$3,558,722	Discounted cash flow	Discount rate	6.36%	5.14% - 11.44%	0.31

$ in thousands	December 31, 2024
Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)(1)
Commercial loans	$2,391,078	Discounted cash flow	Discount rate	7.16%	5.90% - 12.12%	0.56
(1)Based on expected cash flows and potential prepayments.
(2)Includes $3.5 billion of loans held outside of the CLO and $80.7 million of loans held by the consolidated CLO. Loans of $1.1 billion held by the CLO are valued using the more observable fair value of the notes issued by the CLO. However, because the Company’s $80.7 million of retained income notes issued by the CLO are valued using a discounted cash flow model, we are required to classify all loans held by the CLO as Level 3 based on the lowest-level input used in the valuation. Weighted average rate and weighted average life include the Company’s loans held outside the CLO and retained income notes issued by the CLO.
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
The following table shows a reconciliation of the beginning and ending fair value measurements of our revolving credit facility:

	Year Ended December 31,
$ in thousands	2025	2024
Beginning Balance	$—	$14,000
Proceeds from revolving credit facility	565,000	832,000
Repayment of revolving credit facility	(510,000)	(846,000)
Ending Balance	$55,000	$—
Valuation of Secured Financing Facilities
We have entered into secured financing facilities to provide floating rate financing for our commercial real estate loan investments. Our secured financing facilities are carried at fair value based on significant unobservable inputs and are classified as Level 3. The following tables show a reconciliation of the beginning and ending fair value measurements of our secured financing facilities:

	Year Ended December 31, 2025
$ in thousands	Secured Lending Agreements	Term Lending Agreement	Total
Beginning Balance	$1,720,350	$134,518	$1,854,868
Proceeds from secured financing facilities	2,408,929	88,509	2,497,438
Repayments of secured financing facilities	(1,793,650)	—	(1,793,650)
Net unrealized (gain) loss	(421)	6	(415)
Unrealized foreign currency (gain) loss	24,335	—	24,335
Ending Balance	$2,359,543	$223,033	$2,582,576

	Year Ended December 31, 2024
$ in thousands	Secured Lending Agreements	Term Lending Agreement	Total
Beginning Balance	$457,861	$—	$457,861
Proceeds from secured financing facilities	1,734,282	134,518	1,868,800
Repayments of secured financing facilities	(456,137)	—	(456,137)
Net unrealized (gain) loss	580	—	580
Unrealized foreign currency (gain) loss	(16,236)	—	(16,236)
Ending Balance	$1,720,350	$134,518	$1,854,868

The following table summarizes the significant unobservable inputs used in the fair value measurement of our secured financing facilities:

	December 31, 2025
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)(1)
Secured financing facilities	Discounted cash flow	Discount rate	5.29%	4.12% - 6.04%	0.28

	December 31, 2024
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)(1)
Secured financing facilities	Discounted cash flow	Discount rate	6.20%	4.88% - 6.72%	0.56
(1)Based on expected cash flows and potential prepayments.
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

9.Accounts Payable, Accrued Expenses and Other Liabilities

The following table details the components of accounts payable, accrued expenses and other liabilities as of December 31, 2025 and 2024:

$ in thousands	December 31, 2025	December 31, 2024
Accounts payable and accrued expenses	$1,828	$2,073
Subscriptions paid in advance (1)	27,886	19,784
Accrued common stock repurchases	905	55
Other liabilities	907	1,247
Total	$31,526	$23,159
(1)Represents subscriptions received by our transfer agent prior to the date the subscriptions are effective.

10.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates as of December 31, 2025 and 2024:

$ in thousands	December 31, 2025	December 31, 2024
Advanced organizational, offering and operating expenses	$10,870	$14,214
Reimbursable operating expenses	2,845	3,454
Adviser commitment fee payable	4,019	2,357
Stockholder servicing fees	22,723	8,503
Management fees	1,990	746
Performance fees	4,814	2,068
Total	$47,261	$31,342
Advanced Organizational, Offering and Operating Expenses
Under the terms of our Amended and Restated Advisory Agreement (“Advisory Agreement”), the Adviser advanced all of our organizational, offering and operating expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through May 31, 2024. Starting in December 2024, we began reimbursing the Adviser for these costs ratably over 52 months. As of December 31, 2025, we owe the Adviser approximately $10.9 million (December 31, 2024: $14.2 million) for the remaining outstanding balance of the expenses advanced by the Adviser under this arrangement.
Reimbursable Operating Expenses
Operating expenses incurred by the Adviser on behalf of the fund after May 31, 2024 are reimbursed quarterly to the Adviser, and the balance outstanding as of December 31, 2025 and December 31, 2024 is listed in the above table as “Reimbursable operating expenses.”
Starting with the quarter ended June 30, 2025, we may not reimburse the Adviser at the end of any fiscal quarter for Total Operating Expenses (as defined in the Advisory Agreement) that exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”) for the four consecutive fiscal quarters then ended. We may reimburse the Adviser for operating expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended December 31, 2025 did not exceed the 2%/25% Guidelines.
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
Stockholder Servicing Fees and Other Selling Commissions
Invesco Distributors, Inc. (the “Dealer Manager”) is entitled to receive upfront selling commissions and stockholder servicing fees for Class S, Class S-1, Class D and Class D-1 shares sold in the Continuous Offering. The Dealer Manager reallows (pays) all or a portion of the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers and will waive stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such service. We did not issue any Class D-1 shares as of December 31, 2025.
We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class S, Class S-1, Class D and Class D-1 share is sold during the Continuous Offering. The following table summarizes stockholder servicing fees paid for the years ended December 31, 2025 and 2024:

$ in thousands	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares
For the year ended December 31, 2025	$23	$2,849	$—	$—
For the year ended December 31, 2024	$1	$761	$—	$—
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

The management fee and the performance fee are payable in cash or Class E shares at the option of the Adviser. Management fees and performance fees began to accrue on March 1, 2024. Management fees are accrued monthly and paid quarterly in arrears and performance fees are paid annually. During the year ended December 31, 2025, we incurred management fees of $6.1 million, of which $2.0 million is accrued as a component of due to affiliates on our consolidated balance sheets as of December 31, 2025. During the year ended December 31, 2025, we incurred performance fees of $4.8 million, of which $4.8 million is accrued as a component of due to affiliates on our consolidated balance sheets as of December 31, 2025. During the year ended December 31, 2025, we issued 189,083 Class E Redeemable Common Stock shares as payment for the management fees earned. During the year ended December 31, 2025, we issued 81,185 Class E Redeemable Common Stock shares as payment for the performance fees earned. The shares issued to the Adviser for payment of the management fee and performance fee were issued at the applicable NAV per share at the end of each quarter for which the fees were earned.
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
Our Adviser is subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it. The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. We incurred $1.8 million and $0.9 million, respectively, of costs for support personnel provided by the Adviser for the years ended December 31, 2025 and 2024 that are recorded as a component of due to affiliates on our consolidated balance sheets and as general and administrative expenses on our consolidated statements of comprehensive income.
The Adviser serves as Collateral Manager to the Company’s consolidated CLO and has waived any and all fees payable to the Adviser or any of its affiliates for this service for so long as it or any of its affiliates acts as the Collateral Manager and as manager of the Operating Partnership.
Acquisition of Loans From Affiliate
During the year ended December 31, 2025, the Company invested in certain loans secured by industrial real estate in Italy through the acquisitions of two tranches of loans from a subsidiary of Invesco CMI Europe Consolidator SCSp (“CMI Europe”), a fund managed by an affiliate of the Adviser. The loans initially were comprised of €63.5 million of whole loans in two tranches under a master credit facility up to €300.0 million. The Company also received a portion of the origination fee that CMI Europe had charged to the borrower equal to 1.05% of the acquired loans on a fully funded basis from the affiliate. Pursuant to the Company’s Advisory Agreement, 50 basis points of the commitment fee is payable to the Adviser. The loans bear interest at Euribor plus a spread for an all-in rate of 5.27% and 5.52%. At December 31, 2025, the aggregate principal balance of the loans was €63.5 million, or $74.5 million. Each of our acquired tranches are isolated from risk of loss with respect to other loans under certain provisions of the master credit facility.

Related Party Share Ownership

The table below summarizes the number of shares and the total purchase price of the shares that have been purchased by affiliates as of December 31, 2025, 2024 and 2023:

	December 31, 2025
$ in thousands, except share amounts	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total Purchase Price
Invesco Realty, Inc.(1)	1,196,923	—	1,197,628	—	1,194,434	1,189,255	—	$120,000
Invesco Advisers, Inc.(2)	—	—	—	—	—	270,269	—	6,895
Members of our board of directors (3)	—	—	—	—	—	26,248	—	675
Total	1,196,923	—	1,197,628	—	1,194,434	1,485,772	—	$127,570

	December 31, 2024
$ in thousands, except share amounts	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total Purchase Price
Invesco Realty, Inc.(1)	1,496,143	—	1,497,041	—	1,492,906	1,483,196	—	$150,000
Invesco Advisers, Inc. (2)	—	—	—	—	—	35,937	—	908
Members of our board of directors (3)	—	—	—	—	—	25,416	—	646
Total	1,496,143	—	1,497,041	—	1,492,906	1,544,549	—	$151,554

	December 31, 2023
$ in thousands, except share amounts	Class S Shares	Class S-1 Shares	Class D Shares	Class I Shares	Class E Shares	Total Purchase Price
Invesco Realty, Inc.(1)	1,052,487	—	1,052,487	1,052,487	1,052,464	$105,340
Members of our board of directors (3)	—	—	—	—	2,989	75
Total	1,052,487	—	1,052,487	1,052,487	1,055,453	$105,415
(1)Shares issued to Invesco Realty, Inc. are governed by the terms of the Invesco Subscription Agreement and classified as redeemable common shares on our consolidated balance sheets. See Note 11 - “Redeemable Common Stock - Related Party” for further information.
(2)Shares issued to Invesco Advisers, Inc. for payment of fees are governed by the terms of our advisory agreement and classified as redeemable common shares on our consolidated balance sheets. See Note 11 - “Redeemable Common Stock - Related Party” for further information.
(3)Represents shares issued to members of our board of directors, including stock awards under our share-based compensation plan. Total Purchase Price for stock awards issued under our share-based compensation plan represents the value of shares issued as equity compensation.
11.Redeemable Common Stock - Related Party
Invesco Realty, Inc. (“Invesco Realty”), an affiliate of Invesco, has committed to purchase up to $300.0 million in shares of our common stock (the “Invesco Subscription Agreement”). Invesco Realty has committed to purchase $150.0 million in capital under the Invesco Subscription Agreement in one or more closings through March 23, 2028. We may also call up to $150.0 million in additional capital (for a total of $300.0 million) if needed to avoid triggering any concentration limit imposed by a third party in connection with its distribution or placement of our shares or for purposes of repaying indebtedness drawn on the revolving credit facility. As of December 31, 2025, we had called $120.0 million of the total $300.0 million. The remaining uncalled amount serves as collateral for the revolving credit facility.
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
As discussed in Note 10 - “Related Party Transactions”, our management and performance fees are payable in cash or Class E shares at the option of the Adviser. Because the Adviser may elect to have the Company repurchase shares issued as payment for management fees or performance fees, we classify these shares as redeemable common stock. Class E shares issued to the Adviser as payment for management or performance fees are not subject to the repurchase limits of the Company’s share repurchase plan described in Note 12 - “Stockholders’ Equity,” any lockup period applicable to the Adviser, or any reduction penalty for an early repurchase. The Adviser also has the option to exchange Class E shares issued as payment for management or performance fees for Class S, Class S-1, Class D, Class D-1, Class F, or Class I shares. During the year ended December 31, 2025, we issued 189,083 Class E shares to the Adviser as payment for management fees payable through September 30, 2025. During the year ended December 31, 2025, we issued 81,185 Class E shares to the Adviser as payment for performance fees earned payable as of December 31, 2024.

The following table summarizes the changes in our outstanding shares of redeemable common stock for the years ended December 31, 2025 and 2024:

$ in thousands	Class S Redeemable Common Stock	Class D Redeemable Common Stock	Class I Redeemable Common Stock	Class E Redeemable Common Stock	Total Redeemable Common Stock

Balance as of December 31, 2023	$26,335	$26,335	$26,335	$26,335	$105,340
Issuance of redeemable common stock	36,165	36,165	36,165	37,073	145,568
Repurchase of redeemable common stock	(25,000)	(25,000)	(25,000)	(25,000)	(100,000)
Adjustment to carrying value of redeemable common stock	54	54	65	286	459
Balance as of December 31, 2024	$37,554	$37,554	$37,565	$38,694	$151,367
Issuance of redeemable common stock	—	—	—	6,909	6,909
Repurchase of redeemable common stock	(7,500)	(7,500)	(7,500)	(8,422)	(30,922)
Adjustment to carrying value of redeemable common stock	(27)	(27)	(42)	433	337
Balance as of December 31, 2025	$30,027	$30,027	$30,023	$37,614	$127,691
The following table summarizes the changes in our outstanding shares of redeemable common stock shares for the years ended December 31, 2025 and 2024:

	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total Redeemable Common Shares

Balance as of December 31, 2023	1,052,487	1,052,487	1,052,487	1,052,464	4,209,925
Issuance of redeemable common stock	1,441,576	1,442,475	1,439,244	1,462,641	5,785,936
Repurchase of redeemable common stock	(997,920)	(997,921)	(998,825)	(995,972)	(3,990,638)
Balance as of December 31, 2024	1,496,143	1,497,041	1,492,906	1,519,133	6,005,223
Issuance of redeemable common stock	—	—	—	270,268	270,268
Repurchase of redeemable common stock	(299,220)	(299,413)	(298,472)	(329,877)	(1,226,982)
Balance as of December 31, 2025	1,196,923	1,197,628	1,194,434	1,459,524	5,048,509
12.Stockholder’s Equity
Stapled Unit Offerings of Preferred and Common Stock
On January 31, 2025, we redeemed all 111 Stapled Units and 117 New Stapled Units issued and outstanding. Each Stapled Unit consists of one share of 12.5% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), one Class S Share, one Class D Share and one Class I Share. Each New Stapled Unit consists of one share of Series A Preferred Stock and one Class S-1 Share. The cash redemption price for each share of stapled common stock was the NAV per share for the applicable share class as of December 31, 2024. Through the redemption of all Stapled Units and New Stapled Units, we redeemed all 228 issued and outstanding shares of our Series A Preferred Stock for approximately $232,000, plus accrued and unpaid dividends. The cash redemption price for each share of Series A Preferred Stock was $1,000. The excess of the consideration transferred over carrying value was accounted for as a deemed dividend and resulted in a reduction of approximately $27,000 in net income (loss) attributable to common stockholders for the year ended December 31, 2025. Prior to redemption, holders of our Series A Preferred Stock were entitled to receive dividends at an annual rate of 12.5% of the liquidation preference of $1,000 per share or $125.00 per share per annum.

Common Stock
The following table summarizes changes in our outstanding shares of common stock for the years ended December 31, 2025, 2024 and 2023. We did not issue any Class D-1 Shares as of December 31, 2025.

	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total
Total Outstanding Shares as of December 31, 2022	—	—	—	—	—	—	—	—
Issuance of common stock	111	1,052,255	111	—	330,438	12,352	—	1,395,267
Stock awards(1)	—	—	—	—	—	2,989	—	2,989
Common stock distribution reinvestment	—	1,919	—	—	581	—	—	2,500
Issuance of redeemable common stock(2)	1,052,487	—	1,052,487	—	1,052,487	1,052,464	—	4,209,925
Total Outstanding Shares as of December 31, 2023	1,052,598	1,054,174	1,052,598	—	1,383,506	1,067,805	—	5,610,681
Issuance of common stock	5,960	5,972,328	1,995	—	2,273,590	92,816	7,905,961	16,252,650
Stock awards(1)	—	—	—	—	—	3,340	—	3,340
Common stock distribution reinvestment	—	207,350	—	—	94,872	4,475	312,297	618,994
Issuance of redeemable common stock(2)	1,441,576	—	1,442,475	—	1,439,244	1,462,641	—	5,785,936
Repurchase of common stock	—	(7,790)	—	—	(20,779)	—	—	(28,569)
Repurchase of redeemable common stock	(997,920)	—	(997,921)	—	(998,825)	(995,972)	—	(3,990,638)
Total Outstanding Shares as of December 31, 2024	1,502,214	7,226,062	1,499,147	—	4,171,608	1,635,105	8,218,258	24,252,394
Issuance of common stock	211,081	12,597,131	8,211	—	5,749,387	42,940	—	18,608,750
Stock awards(1)	—	—	—	—	—	9,782	—	9,782
Common stock distribution reinvestment	2,140	657,513	734	—	237,499	6,648	661,914	1,566,448
Issuance of redeemable common stock(3)	—	—	—	—	—	270,268	—	270,268
Repurchase of common stock	(111)	(150,575)	(111)	—	(157,613)	(3,516)	—	(311,926)
Repurchase of redeemable common stock	(299,220)	—	(299,413)	—	(298,472)	(329,877)	—	(1,226,982)
Total Outstanding Shares as of December 31, 2025	1,416,104	20,330,131	1,208,568	—	9,702,409	1,631,350	8,880,172	43,168,734
(1)Represents shares issued to independent directors under the Incentive Plan.
(2)Consists of shares issued to an Invesco affiliate that are classified as redeemable common stock. See Note 11 - “Redeemable Common Stock - Related Party.”
(3)Consists of shares issued to the Adviser for the payment of management fees and performance fees that are classified as redeemable common stock. See Note 11 — “Redeemable Common Stock - Related Party”.
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
In December 2023, we entered into a subscription agreement (the “Class F Subscription Agreement”) with an institutional investor to purchase up to $200 million of Class F shares. As of September 30, 2024, we had called all of the institutional investor’s capital commitment. For a discussion of fees paid to the Adviser for Class F shares, see Note 10 - “Related Party Transactions - Management Fee and Performance Fee”.
Distributions
We are generally required to distribute at least 90% our taxable income to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Taxable income does not necessarily equal net income as calculated in accordance with GAAP.
For the years ended December 31, 2025, 2024 and 2023, we declared distributions of $65.1 million, $32.7 million and $7.8 million, respectively. We accrued $6.5 million (2024: $3.8 million and 2023: $3.1 million) for distributions payable, of which $0.8 million (2024: $1.0 million and 2023: $2.4 million) was accrued for distributions payable to related parties, in our consolidated balance sheets as of December 31, 2025.
The following tables detail the aggregate distributions declared per share for each applicable class of stock for the years ended December 31, 2025, 2024 and 2023:

Year Ended December 31, 2025
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares
Aggregate distribution declared per share	$2.0000	$2.0000	$2.0000	$—	$2.0000	$2.0000	$2.0000
Stockholder servicing fee per share	(0.0199)	(0.2135)	(0.0004)	—	—	—	—
Net distribution declared per share	$1.9801	$1.7865	$1.9996	$—	$2.0000	$2.0000	$2.0000

Year Ended December 31, 2024
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares
Aggregate distribution declared per share	$2.7500	$2.7500	$2.7500	$—	$2.7500	$2.7500	$1.8900
Stockholder servicing fee per share	(0.0058)	(0.2138)	—	—	—	—	—
Net distribution declared per share	$2.7442	$2.5362	$2.7500	$—	$2.7500	$2.7500	$1.8900

Year Ended December 31, 2023
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares
Aggregate distribution declared per share	$4.7628	$0.8810	$4.7628	$—	$4.7628	$4.7628	$—
Stockholder servicing fee per share	—	(0.0539)	—	—	—	—	—
Net distribution declared per share	$4.7628	$0.8271	$4.7628	$—	$4.7628	$4.7628	$—
Tax Characterization of Distributions
The following table outlines the tax character of our distributions paid in 2025, 2024 and 2023 as a percentage of total distributions. The distributions declared on December 31, 2025, 2024 and 2023 were paid in January of the following year and are excluded from the analysis below as they were a tax event in the subsequent year.

	Ordinary Income	Return of Capital
December 31, 2025	100.0%	—%
December 31, 2024	80.9%	19.1%
December 31, 2023	76.3%	23.7%
Distributions on our Series A Preferred Stock were characterized as 100.0% ordinary income for the years ended December 31, 2025, 2024 and 2023.

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
Class F stockholders may not participate in our share repurchase plan until the earlier of March 23, 2028 and the date our NAV is at least $1.5 billion. However, Class F stockholders are entitled to request that we repurchase their shares in the event that there is a key person event or a material strategy change as defined in the terms of the Class F subscription agreement.
During the years ended December 31, 2025 and 2024 we fulfilled all requests under the share repurchase plan and repurchased 311,926 and 28,569 shares of common stock, respectively. We did not receive any stockholder repurchase requests in the year ended December 31, 2023.
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
Share-Based Compensation Plan
During the year ended December 31, 2025, we awarded independent members of our board of directors 9,782 restricted shares of Class E common stock under the terms of our 2023 Equity Incentive Plan (the “Incentive Plan”). The restricted shares vest on the first anniversary of the grant date unless forfeited prior to such date, subject to certain conditions that accelerate vesting. During the years ended December 31, 2024 and 2023, we awarded 3,340 and 2,989 restricted shares of Class E common stock that vest on the first anniversary of the grant date unless forfeited under the Incentive Plan, respectively. For the years ended December 31, 2025, 2024 and 2023, we recognized $187,000, $76,000 and $58,000, respectively, of compensation expense related to these awards. As of December 31, 2025, 2024, and 2023 we had 1,083,889, 1,093,671 and 1,097,011 shares of common stock available for future issuance under the Incentive Plan, respectively.
13.Earnings per Common Share
The following table summarizes our earnings per share for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
$ in thousands, except per share amount	2025	2024	2023
Net income (loss) available to common stockholders	$62,320	$26,044	$451

Weighted average common shares outstanding	34,210,314	13,350,249	1,576,538
Effect of dilutive shares	313	191	50
Diluted weighted average common shares outstanding	34,210,627	13,350,440	1,576,588
Earnings (loss) per share:
Basic	$1.82	$1.95	$0.29
Diluted	$1.82	$1.95	$0.29

14.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of December 31, 2025, we had unfunded commitments of $360.5 million for certain of our commercial real estate loan investments. The unfunded commitments consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the weighted average remaining term of the related loans of 1.76 years.

We have also committed to pay counterparty legal, diligence and other fees in connection with new financing facilities in the ordinary course of business.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, we were not involved in any material legal proceedings.
15.Segment Reporting

We conduct our business as a single operating segment. Our chief operating decision maker (“CODM”) is a group comprised of the Company’s Chief Executive Officer and President, and Chief Financial Officer. The CODM uses net income as the basis for measuring segment profitability, allocating resources and assessing performance. Because the accounting policies for the segment are the same as those described in Note 2 —“Summary of Significant Accounting Policies,” total segment net income and total segment assets are equal to total net income and total assets, as reported on our consolidated statements of comprehensive income and consolidated balance sheets, respectively.

All revenues for the segment are derived from external customers. For the year ended December 31, 2025, there were zero borrowers who individually accounted for more than 10% of our consolidated gross income. For the year ended December 31, 2024, there were three commercial real estate loans with a single borrower that in total accounted for approximately 16% of our consolidated gross income. For the year ended December 31, 2023, there were four commercial real estate loan borrowers who individually accounted for more than 10% of our consolidated gross income.
The significant segment expenses regularly provided to the CODM, generally, include interest expense, debt issuance costs, management fees and general and administrative expenses, as separately presented on our consolidated statements of comprehensive income. General and administrative expenses consist of directors’ and officers’ insurance, legal costs, investing, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs.

16. Subsequent Events
Stockholders’ Equity
Issuances
Subsequent to December 31, 2025, we issued the following stock:

$ in thousands except share amounts	Shares Issued to Third-Parties	Shares Issued to Affiliates(1)(2)	DRP Shares(3)
Class S	91,979	—	1,514.00
Class S-1	2,346,102	—	253,340
Class D	—	—	212
Class D-1	120,452	—	752
Class I	2,436,888	—	94,842
Class E	388	264,024	2,051
Class F	—	—	165,638
Total	4,995,809	264,024	518,349

Total proceeds(4)	$124,884	$—	$13,112
(1)Affiliates include related parties discussed in Note 10 — “Related Party Transactions”.
(2)Includes 186,805 Class E shares issued to our Adviser as payment for performance fees for total consideration of $4.8 million and 77,219 Class E shares issued to our Adviser as payment for management fees for total consideration of $2.0 million, which are excluded from Total proceeds.
(3)Represents shares issued under our distribution reinvestment plan.
(4)With respect to DRP Shares, total proceeds represents total value of shares issued under our distribution reinvestment plan.
Repurchases
Subsequent to December 31, 2025, we repurchased the following stock:

$ in thousands except share amounts	Shares Repurchased from Third-Parties	Shares Repurchased from Affiliates(1)(2)
Class S-1	171,801	—
Class I	351,211	—
Class E	—	110,485
Total	523,011	110,485

Total repurchases	$13,068	$2,848
(1)Affiliates include related parties discussed in Note 10 — “Related Party Transactions”.
(2)Includes 81,185 Class E shares repurchased from our Adviser as payment for performance fees for total consideration of $2.1 million and 29,300 Class E shares repurchased from our Adviser as payment for management fees for total consideration of $0.8 million.
Subsequent to December 31, 2025, all repurchase requests under our share repurchase plan were satisfied.

INVESCO COMMERCIAL REAL ESTATE FINANCE TRUST, INC.
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2025

$ in thousands
Type of Loan(1)	Description / Location	Interest Rate(2)	Maturity Date(3)	Periodic Payment Terms(4)	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(5)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Senior Loans
Senior Loans in excess of 3% of the carrying amount of total loans
Senior Loan	Industrial / Various U.S.	6.06%	June 2030	I	—	$343,901	$343,901	$—
Senior Loan	Industrial / London, U.K.	6.79%	July 2028	I	—	212,605	212,605	—
Senior Loan	Multifamily / Various U.S.	6.01%	October 2030	I	—	254,000	254,000	—
Senior Loan	Multifamily / New York	5.86%	November 2030	I	—	280,000	280,000	—

Senior Loans less than 3% of the carrying amount of total loans
Senior Loans	Industrial / Various U.S.	5.12% - 7.16%	September 2028 - January 2031	I	—	1,286,181	1,289,227	—
Senior Loans	Multifamily / Various U.S.	6.01% - 6.91%	June 2028 - January 2031	I	—	1,755,392	1,758,433	—
Senior Loans	Self-storage / Various U.S.	6.36% - 6.96%	August 2029 - December 2030	I	—	196,324	196,351	—
Senior Loans	Student Housing / Various U.S.	6.26% - 6.46%	February 2030 - April 2030	I	—	341,788	343,203	—
Total senior loans						$4,670,191	$4,677,720	$—

Mezzanine Loans
Mezzanine Loans less than 3% of the carrying amount of total loans
Mezzanine Loan	Industrial / San Jose	12.00%	October 2029	I	—	$25,008	$25,008	$—
Total mezzanine loans						$25,008	$25,008	$—

Total loans						$4,695,199	$4,702,728	$—
(1)Senior loans may include accommodation mezzanine loans in connection with the senior mortgage financing.
(2)The interest rates are expressed as the one-month Term SOFR of the most recent interest period in effect as of December 31, 2025 plus a spread. Euro denominated loans earn interest at three-month EURIBOR plus a spread. Our loan denominated in British pounds sterling earns interest at three-month SONIA plus a spread.
(3)Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.
(4)I = interest only until the stated maturity date of the loan.
(5)The tax basis of the loans included above is $4.7 billion as of December 31, 2025.

Reconciliation of Carrying Value of Mortgage Loans on Real Estate:
The following table reconciles mortgage loans on real estate for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$2,391,078	$613,503
Additions during period:
Originations and fundings of new loans	2,571,066	1,797,154
Unrealized gain	38,852	716
Deductions during period:
Collections of principal	296,649	—
Unrealized loss	1,619	20,295
Balance at end of period	$4,702,728	$2,391,078