Form 10-Q
period 2026-03-31
Invesco Commercial Real Estate Finance Trust, Inc.
filed 2026-05-11
CIK 1976927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 8, 2026, there were 52,967,756 outstanding shares of common stock of Invesco Commercial Real Estate Finance Trust, Inc. comprised of 1,817,036 Class S common stock, 24,390,051 Class S-1 common stock, 1,510,712 Class D common stock, 322,925 Class D-1 common stock, 13,657,812 Class I common stock, 2,167,590 Class E common stock, and 9,101,630 Class F common stock.

Invesco Commercial Real Estate Finance Trust, Inc.

SIGNATURES

PART I – FINANCIAL INFORMATION
ITEM 1.                FINANCIAL STATEMENTS
Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

$ in thousands except share amounts	March 31, 2026	December 31, 2025
ASSETS
Commercial real estate loan investments, at fair value (including pledged loans of $5,020,686 and $4,475,009, respectively)	$5,200,218	$4,702,728
Real estate-related securities, at fair value	17,222	14,818
Cash and cash equivalents	19,405	16,557
Restricted cash	34,334	29,058
Interest receivable	22,161	20,746
Derivative assets, at fair value	3,134	615
Other assets	38,429	655
Total assets(1)	$5,334,903	$4,785,177

LIABILITIES
Secured lending agreements, at fair value	$2,820,938	$2,359,543
Term lending agreements, at fair value	223,397	223,033
Collateralized loan obligations, at fair value	1,004,858	1,005,157
Revolving credit facility, at fair value	16,000	55,000
Interest payable	13,282	12,795
Derivative liabilities, at fair value	838	1,992
Dividends and distributions payable (including $828 and $804 due to related party, respectively)	7,277	6,536
Accounts payable, accrued expenses and other liabilities	45,390	31,526
Due to affiliates	42,545	47,261
Total liabilities(1)	4,174,525	3,742,843

Commitments and contingencies (See Note 14)	—	—

Redeemable common stock - related party (see Note 11)	$131,747	$127,691

EQUITY
Common stock, Class S shares, $0.01 par value per share, 500,000,000 shares authorized	3	2
Common stock, Class S-1 shares, $0.01 par value per share, 500,000,000 shares authorized	226	203
Common stock, Class D shares, $0.01 par value per share, 500,000,000 shares authorized	—	—
Common stock, Class D-1 shares, $0.01 par value per share, 500,000,000 shares authorized	1	—
Common stock, Class I shares, $0.01 par value per share, 500,000,000 shares authorized	106	85
Common stock, Class E shares, $0.01 par value per share, 500,000,000 shares authorized	1	1
Common stock, Class F shares, $0.01 par value per share, 500,000,000 shares authorized	91	89
Additional paid-in capital	1,046,115	930,845
Accumulated other comprehensive income	23	94
Accumulated deficit	(18,048)	(16,676)
Total stockholders’ equity	1,028,518	914,643
Non-controlling interest	113	—
Total equity	1,028,631	914,643
Total liabilities, redeemable common stock and equity	$5,334,903	$4,785,177
(1) The condensed consolidated balance sheets at March 31, 2026 and December 31, 2025 include assets of $1.2 billion and liabilities of $1.0 billion of a consolidated collateralized loan obligation, which is a variable interest entity (“VIE”). The VIE’s assets can only be used to settle the obligations of the VIE. See Note 6 — “Collateralized Loan Obligations”, for additional information.
See accompanying notes to condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
$ in thousands except share and per share amounts	2026	2025
Net Interest Income
Commercial real estate loan interest income	$77,125	$46,841
Real estate-related securities interest income	234	—
Other interest income	865	975
Interest expense	(51,619)	(31,297)
Net interest income	26,605	16,519

Other Income (Expense)
Unrealized gain (loss) on loans, net	(16,230)	12,680
Gain (loss) on real estate-related securities, net	(46)	—
Unrealized gain (loss) on secured financing facilities, net	10,142	(8,474)
Unrealized gain (loss) on collateralized loan obligations, net	871	—
Gain (loss) on derivative instruments, net	6,259	(2,180)
Gain (loss) on foreign currency transactions, net	(466)	9
Commitment fee income, net of related party expense of $1,463 and $2,119 for the three months ended March 31, 2026 and 2025, respectively	4,380	2,119
Other income and (expense), net	192	289
Total other income (expense), net	5,102	4,443

Expenses
Management and performance fees - related party	3,804	1,830
Debt issuance and other financing costs related to borrowings, at fair value	4,868	4,916
Organizational costs	—	2
General and administrative	3,319	2,550
Total expenses	11,991	9,298

Net income (loss)	19,716	11,664
Net income (loss) attributable to non-controlling interest	3	—
Dividends to preferred stockholders	—	(2)
Issuance and redemption costs of redeemed preferred stock	—	(27)
Net income (loss) attributable to common stockholders	$19,713	$11,635

Net income (loss)	$19,716	$11,664
Currency translation adjustment	(71)	26
Comprehensive income (loss)	19,645	11,690
Net income (loss) attributable to non-controlling interest	3	—
Dividends to preferred stockholders	—	(2)
Issuance and redemption costs of redeemed preferred stock	—	(27)
Comprehensive income (loss) attributable to common stockholders	$19,642	$11,661

Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$0.42	$0.43
Diluted	$0.42	$0.43
Weighted average number of shares of common stock
Basic	46,541,642	27,233,292
Diluted	46,541,867	27,233,368
See accompanying notes to condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Common Stock
(Unaudited)

	Series A Preferred Stock	Class S Common Stock	Class S-1 Common Stock	Class D Common Stock	Class D-1 Common Stock	Class I Common Stock	Class E Common Stock	Class F Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable Common Stock
$ in thousands
Balance as of December 31, 2025	$—	$2	$203	$—	$—	$85	$1	$89	$930,845	$94	$(16,676)	$914,643	$—	$914,643	$127,691
Net income (loss)	—	—	—	—	—	—	—	—	—	—	19,713	19,713	3	19,716	—
Proceeds from issuance of common stock, net of offering costs	—	1	24	—	1	24	—	—	121,508	—	—	121,558	—	121,558	—
Proceeds from issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,804
Common stock distribution reinvestment	—	—	3	—	—	1	—	2	13,104	—	—	13,110	—	13,110	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(21,085)	(21,085)	—	(21,085)	—
Proceeds from non-controlling interest, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	113	113	—
Distributions on non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(3)	(3)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	62	—	—	62	—	62	—
Repurchase of common stock	—	—	(4)	—	—	(4)	—	—	(19,304)	—	—	(19,312)	—	(19,312)	—
Repurchase of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,848)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(71)	—	(71)	—	(71)	—
Adjustment to the carrying value of redeemable common stock	—	—	—	—	—	—	—	—	(100)	—	—	(100)	—	(100)	100
Balance as of March 31, 2026	$—	$3	$226	$—	$1	$106	$1	$91	$1,046,115	$23	$(18,048)	$1,028,518	$113	$1,028,631	$131,747

	Series A Preferred Stock	Class S Common Stock	Class S-1 Common Stock	Class D Common Stock	Class D-1 Common Stock	Class I Common Stock	Class E Common Stock	Class F Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable Common Stock
$ in thousands
Balance at December 31, 2024	$205	$—	$72	$—	$—	$27	$1	$82	$448,947	$(65)	$(13,920)	$435,349	$—	$435,349	$151,367
Net income (loss)	—	—	—	—	—	—	—	—	—	—	11,664	11,664	—	11,664	—
Proceeds from issuance of common stock, net of offering costs	—	—	33	—	—	11	—	—	105,624	—	—	105,668	—	105,668	—
Proceeds from issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,814
Common stock distribution reinvestment	—	—	1	—	—	—	—	2	7,565	—	—	7,568	—	7,568	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(12,943)	(12,943)	—	(12,943)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	19	—	—	19	—	19	—
Repurchase of common stock	—	—	—	—	—	—	—	—	(754)	—	—	(754)	—	(754)	—
Repurchase of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(30,000)
Redemption of preferred stock	(205)	—	—	—	—	—	—	—	—	—	(27)	(232)	—	(232)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	26	—	26	—	26	—
Adjustment to the carrying value of redeemable common stock	—	—	—	—	—	—	—	—	(160)	—	—	(160)	—	(160)	160
Balance at March 31, 2025	$—	$—	$106	$—	$—	$38	$1	$84	$561,241	$(39)	$(15,228)	$546,203	$—	$546,203	$124,341

See accompanying notes to condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2026	2025
Cash flows from operating activities:
Net income (loss)	$19,716	$11,664
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized (gain) loss on loans, net	16,230	(12,680)
(Gain) loss on real estate-related securities, net	46	—
Unrealized (gain) loss on secured financing facilities, net	(10,142)	8,474
Unrealized (gain) loss on collateralized loan obligations, net	(871)	—
(Gain) loss on derivative instruments, net	(6,259)	2,180
(Gain) loss on foreign currency transactions	5	—
Debt issuance costs	4,062	3,541
Amortization of equity based compensation and other	634	19
Change in operating assets and liabilities:
Increase in operating assets	(2,467)	(1,019)
Increase (decrease) in operating liabilities	1,670	(458)
Increase (decrease) in due to affiliate	110	(450)
Net cash provided by operating activities	22,734	11,271
Cash flows from investing activities:
Originations and fundings of commercial real estate loans	(595,601)	(384,706)
Purchase of real estate-related securities	(1,700)	—
Principal payments from commercial real estate loans	45,112	—
Settlement of foreign currency forward contracts, net	2,586	117
Net cash used in investing activities	(549,603)	(384,589)
Cash flows from financing activities:
Proceeds from revolving credit facility	220,000	135,000
Repayment of revolving credit facility	(259,000)	(135,000)
Proceeds from secured financing facilities	506,497	286,301
Repayment of secured financing facilities	(34,596)	—
Proceeds from issuance of common stock, net of offering costs	95,650	89,741
Proceeds from non-controlling interest, net of offering costs	113	—
Repurchase of common stock	(13,973)	(809)
Repurchase of redeemable common stock	(2,848)	(30,000)
Redemption of preferred stock	—	(232)
Proceeds from subscriptions paid in advance	32,095	28,495
Cash paid for debt issuance costs	(1,674)	(1,079)
Payments of dividends	(7,234)	(4,885)
Net cash provided by financing activities	535,030	367,532
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(37)	(1)
Net change in cash, cash equivalents and restricted cash	8,124	(5,787)
Cash, cash equivalents and restricted cash, beginning of period	45,615	100,034
Cash, cash equivalents and restricted cash, end of period	$53,739	$94,247

Supplemental disclosures:
Interest paid	$50,560	$31,770
Non-cash investing and financing activities:
Dividends and distributions declared not paid	$7,277	$4,257
Common stock distribution reinvestment	13,110	7,568
Issuance of redeemable common stock for payment of management and performance fees	6,804	2,814
Accrued common stock repurchases	6,244	—
Offering costs due to affiliates	1,978	3,857
Real estate-related securities purchased, not settled	750	—
Adjustment to carrying value of redeemable common stock	100	160
Principal payments from commercial real estate loans due from servicer	36,768	—
Distributions to non-controlling interest, not yet paid	3	—
See accompanying notes to condensed consolidated financial statements.

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
2.Summary of Significant Accounting Policies
Basis of Presentation
Certain disclosures included in our Annual Report on Form 10-K are not required to be included on an interim basis in our quarterly reports on Form 10-Q. We have condensed or omitted these disclosures. Therefore, this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Due From Servicer
As of March 31, 2026, the Company had a balance of $37.5 million related to amounts collected by the loan servicer but not yet remitted to the Company’s consolidated CLO Issuer and to the Company. These amounts primarily represent principal and interest payments received from a borrower prior to quarter-end but not yet transferred to the Company’s consolidated CLO and to the Company. This amount is included in Other Assets on the condensed consolidated balance sheet as of March 31, 2026.
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
For the three months ended March 31, 2026, we recorded income tax expense of $13,000 located within other income and (expense), net on our comprehensive statements of comprehensive income. We did not have tax expense in the three months ended March 31, 2025. As of March 31, 2026, our tax years 2023 through 2026 remain subject to examination by the United States tax authorities.
Fair Value Measurement
We have elected the fair value option for our commercial real estate loan investments, real estate-related securities, secured lending and term lending agreements (collectively, our “secured financing facilities”), our revolving credit facility, and our CLO. The Company believes the fair value option will provide its financial statements users with reduced complexity, greater consistency, understandability and comparability.
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
In determining the fair value of a particular real estate-related security, we use pricing service providers, who may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities generally consider the attributes applicable to a particular class of the security (e.g., credit rating or seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available.

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
Collateralized Loan Obligations
The Company financed a pool of loans and loan participations from its existing loan portfolio through a managed collateralized financing entity, INCREF 2025-FL1. The Company consolidates the CLO Issuer because it determined that the CLO issuer is a VIE and that the Company is the primary beneficiary of such VIE. The collateral assets securing the collateralized loan obligations include the pool of loans and loan participations, which are included on the condensed consolidated balance sheets as commercial real estate loan investments, at fair value. The notes issued by the consolidated CLO Issuer are included on the Company’s condensed consolidated balance sheets as collateralized loan obligations, at fair value. Collateralized loan obligations consist solely of obligations held by third party rated note holders and exclude the retained tranches held by the Company, which are eliminated in consolidation of the CLO Issuer. The interest income from the CLO Issuer’s collateral assets and interest expense on the notes issued by the CLO Issuer are presented on a gross basis within interest income and interest expense, respectively, in the condensed consolidated statements of comprehensive income. Because we elected the fair value option for our collateralized loan obligations, we record any changes in their fair values as unrealized gain (loss) on collateralized loan obligations, net in our condensed consolidated statements of comprehensive income.
Significant Accounting Policies
There have been no changes to our accounting policies included in Note 2 — “Summary of Significant Accounting Policies” to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2025.

3.Commercial Real Estate Loan Investments
The table below summarizes our investments in commercial real estate loans as of March 31, 2026 and December 31, 2025:

$ in thousands
Loan Type	Loan Amount(1)	Principal Balance Outstanding	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Life (years)(3)
March 31, 2026
Senior loans(4)	$5,545,099	$5,167,516	$5,174,445	6.30%	3.84
Mezzanine loans	30,000	25,773	25,773	12.00%	3.59
Total	$5,575,099	$5,193,289	$5,200,218	6.33%	3.84
December 31, 2025
Senior loans(4)	$5,025,649	$4,670,191	$4,677,720	6.40%	3.91
Mezzanine loans	30,000	25,008	25,008	12.00%	3.84
Total	$5,055,649	$4,695,199	$4,702,728	6.43%	3.91
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
The tables below detail the property type and geographic location of the properties securing our commercial real estate loans as of March 31, 2026 and December 31, 2025:

$ in thousands	March 31, 2026		December 31, 2025
Property Type	Fair Value	Percentage	Fair Value	Percentage
Multifamily	$2,750,140	52.9%	$2,292,433	48.7%
Industrial	1,889,528	36.3%	1,870,741	39.8%
Student housing	345,945	6.7%	343,204	7.3%
Self-storage	214,605	4.1%	196,350	4.2%
Total	$5,200,218	100.0%	$4,702,728	100.0%

$ in thousands	March 31, 2026		December 31, 2025
Geographic Location	Fair Value	Percentage	Fair Value	Percentage
United States:
East	$1,447,748	27.9%	$1,409,703	30.0%
South	1,217,646	23.4%	1,107,282	23.5%
West	1,129,770	21.7%	986,262	21.0%
Various U.S.(1)	474,875	9.1%	474,366	10.1%
Midwest	122,797	2.4%	122,767	2.6%
Total	$4,392,836	84.5%	$4,100,380	87.2%
Non-US:
United Kingdom(2)	$535,029	10.3%	$324,365	6.9%
Europe(3)	272,353	5.2%	277,983	5.9%
Total	$807,382	15.5%	$602,348	12.8%
Total	$5,200,218	100.0%	$4,702,728	100.0%
(1)Various U.S. includes self-storage and industrial portfolios with multiple locations throughout the United States.
(2)Our European loans that are collateralized by industrial commercial real estate in the United Kingdom are denominated in British pounds sterling and have an aggregate fair value of £404.8 million as of March 31, 2026.
(3)Our European loans that are collateralized by industrial commercial real estate in France, Spain and Italy are denominated in Euros and have an aggregate fair value of €236.7 million as of March 31, 2026.

The weighted average loan-to-value ratio, a metric utilized in the fair value measurement of our commercial real estate loan investments, for our loan investments at March 31, 2026 was approximately 66% based on the loan principal amount and the independent property appraisals.
Interest income earned by our US commercial real estate loans for the three months ended March 31, 2026 and 2025 was $67.0 million and $42.1 million, respectively. Interest income earned by our non-US commercial real estate loans for the three months ended March 31, 2026 and 2025 was $10.1 million and $4.7 million, respectively.
4.Real Estate-Related Securities
The following tables summarize our real estate-related securities as of March 31, 2026 and December 31, 2025:

	March 31, 2026
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain (Loss), Net	Fair Value	Weighted Average Yield	Weighted Average Maturity Date
Non-agency CMBS	$17,220	$(38)	$17,182	$40	$17,222	6.16%	February 2040

	December 31, 2025
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain (Loss), Net	Fair Value	Weighted Average Yield	Weighted Average Maturity Date
Non-agency CMBS	$14,770	$(38)	$14,732	$86	$14,818	6.29%	March 2040
The following table presents the components of gain (loss) on real estate-related securities, net for the three months ended March 31, 2026:

	March 31, 2026
$ in thousands	Realized Gain (Loss), Net	Unrealized Gain (Loss), Net	Gain (Loss), Net
Non-agency CMBS	$—	$(46)	$(46)
We did not hold real estate-related securities during the three months ended March 31, 2025.
5.Borrowings
The table below summarizes our borrowing arrangements as of March 31, 2026 and December 31, 2025. Our borrowing arrangements include our secured financing facilities and a revolving credit facility.

			March 31, 2026					December 31, 2025
$ in thousands	Current Maturity	Extension Options(1)	Weighted Average Interest Rate(2)	Maximum Facility Size	Available Capacity	Amount Outstanding	Fair Value	Amount Outstanding	Fair Value

Term Lending Agreements
INCREF Lending II	Match-term	Match-term	5.94%	$300,000	$144,603	$155,397	$155,397	$155,027	$155,033
INCREF Lending III	Match-term	Match-term	5.17%	72,840	4,840	68,000	68,000	$68,000	$68,000

Secured Lending Agreements
Repurchase Agreements
Morgan Stanley Bank(3)	Dec 2027	Dec 2028	5.33%	750,000	69,430	680,570	680,474	713,335	713,335
Citibank	Jul 2027	Jul 2029	5.07%	1,000,000	417,996	582,004	582,004	590,301	590,401
Barclays(3)	Apr 2027	Apr 2029	5.15%	500,000	77,106	422,894	422,894	328,897	328,897
Wells Fargo(3)	Mar 2028	Mar 2031	5.16%	1,200,000	629,095	570,905	570,892	340,663	340,664
Bank of Montreal(3)	Jul 2027	Jul 2030	5.00%	256,600	—	256,600	256,600	256,600	256,600
INCREF Repurchase I(3)	Feb 2027	Feb 2030	5.15%	250,000	74,964	175,036	175,066	$129,589	$129,646
INCREF Repurchase II	Feb 2029	Feb 2029	5.12%	250,000	116,992	133,008	133,008	N/A	N/A
Total secured financing facilities				$4,579,440	$1,535,026	$3,044,414	$3,044,335	$2,582,412	$2,582,576

Revolving Credit Facility(4)			6.57%	$162,000	$146,000	$16,000	$16,000	$55,000	$55,000

(1)Assumes all available extension options are exercised.
(2)Represents the weighted average interest rate in effect as of March 31, 2026.
(3)Certain extension options for these facilities are subject to lender approval and compliance with certain financial and administrative covenants.
(4)Maturity date is aligned with the Company’s ability to call remaining outstanding capital committed under the Invesco Subscription Agreement, as further explained below.
Borrowings denominated in U.S. dollars under our secured financing facilities and revolving credit facility bear interest at one-month Term SOFR plus a spread. Euro denominated borrowings bear interest at three-month Euribor plus a spread, and our British pound sterling denominated borrowings bear interest at three-month SONIA plus a spread. Our secured financing facilities are subject to certain non-financial and financial covenants, including liquidity, tangible net worth and leverage covenants. We were in compliance with these covenants as of March 31, 2026.
Term Lending Agreements
INCREF Lending II and INCREF Lending III provide asset-based financing on a non-mark-to-market basis with partial recourse to the Company and match-term to the underlying loans. We have pledged certain commercial real estate loan investments with a fair value of approximately $198.7 million and $85.0 million as collateral for INCREF Lending II and INCREF Lending III, respectively. We segregate the commercial real estate loans that we have pledged as collateral in our books and records. Our term lending agreement counterparties have the right to resell or repledge the collateral posted but have the obligation to return the pledged collateral upon maturity of the term lending agreement.
Secured Lending Agreements
In February 2026, we entered into a $250.0 million Master Repurchase Agreement with a financial institution (“INCREF Repurchase II”) that provides asset-based financing with partial recourse to the Company. We have pledged certain commercial real estate loan investments with a fair value of approximately $166.3 million as collateral for INCREF Repurchase II.
We have entered into traditional repurchase agreements with seven financial institutions, as detailed in the table above. We have pledged certain commercial real estate loan investments with a fair value of approximately $3.5 billion as collateral for these agreements. Certain borrowings under our Citibank repurchase agreement are collateralized by European commercial real estate loans. The borrowings are denominated in Euros and British pounds sterling and have a fair value of €189.4 million and £192.8 million, respectively, as of March 31, 2026. In March 2026, we added Euro capacity of €123.0 million and British pound sterling capacity of £255.4 million and upsized the U.S. dollar capacity to $700.0 million under our Wells Fargo repurchase agreement, resulting in a total facility size of $1.2 billion. Certain borrowings under our Wells Fargo agreement are collateralized by European commercial real estate loans, denominated in British pounds sterling, and have a fair value of £125.0 million as of March 31, 2026. We segregate the commercial real estate loans that we have pledged as collateral in our books and records. Our repurchase agreement counterparties have the right to resell or repledge the collateral posted but have the obligation to return the pledged collateral upon maturity of the repurchase agreement.
We were not required to post any margin under our master repurchase agreements as of March 31, 2026 and December 31, 2025. A margin deficiency may generally result from either a decline in the underlying loan’s market value or a shortfall in operating performance of the property. We may finance multiple commercial loan investments under a repurchase agreement; therefore, a margin excess in one asset could help mitigate a margin deficiency in another asset under the same repurchase agreement. We intend to maintain a level of liquidity that will enable us to meet margin calls. Master repurchase agreements are recourse obligations.
Counterparty Exposure
We have pledged certain commercial real estate loan investments as collateral for our secured financing facilities. If a secured financing counterparty were to default on its obligation to return the collateral, we would be exposed to potential losses to the extent the fair value of the collateral that we have pledged to the counterparty exceeded the amount loaned to us plus interest due to the counterparty. The following table summarizes our net exposure with those counterparties where the amount at risk exceeded 10.0% of equity as of March 31, 2026 and December 31, 2025.

$ in thousands	Outstanding Principal	Net Counterparty Exposure	Weighted Average Life (Years)(1)
March 31, 2026
Morgan Stanley Bank	$680,570	$176,662	2.68
Citibank	582,004	145,501	3.32
Bank of Montreal	411,997	107,449	3.94
Barclays	422,894	107,993	3.07
Wells Fargo	570,905	156,122	3.15
Total	$2,668,370	$693,727	3.17
December 31, 2025
Morgan Stanley Bank	$713,335	$186,066	2.92
Citibank	590,301	148,674	3.56
Bank of Montreal	411,627	107,463	4.18
Total	$1,715,263	$442,203	3.45
(1)Assumes all extension options are exercised for borrowing facilities that may be extended at our option, subject to compliance with certain financial and administrative covenants.
The following table shows the aggregate amount of maturities of our outstanding borrowings over the next five years and thereafter as of March 31, 2026:

$ in thousands	Secured Lending Agreements(1)	Term Lending Agreements(1)	Revolving Credit Facility(1)	Total
Year
2026 (remaining)	$—	$—	$16,000	$16,000
2027	—	—	—	—
2028	680,570	—	—	680,570
2029	1,137,906	128,369	—	1,266,275
2030	431,636	95,028	—	526,664
2031	570,905	—	—	570,905
Thereafter	—	—	—	—
Total	$2,821,017	$223,397	$16,000	$3,060,414
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
Our revolving credit facility is subject to certain affirmative and negative non-financial and financial covenants, including a limitation on indebtedness. We were in compliance with these covenants as of March 31, 2026.

6.Collateralized Loan Obligations
The table below summarizes our collateralized loan obligations as of March 31, 2026:

	Facility				Collateral
$ in thousands	Term	Weighted Average Interest Rate(1)	Amount Outstanding	Fair Value	Count	Principal Balance Outstanding	Fair Value
INCREF 2025-FL1	Oct 2042	5.63%	$998,234	$1,004,858	29	$1,180,591	$1,187,520
Total			$998,234	$1,004,858	29	$1,180,591	$1,187,520
(1)Represents the weighted average interest rate in effect as of March 31, 2026.
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
The consolidation of the CLO Issuer results in an increase in our gross assets, liabilities, revenues and expenses, however the impact to our equity and net income are equivalent to our net retained economic interests in the VIE. During the three months ended March 31, 2026, we recorded $14.7 million of interest expense related to the CLO Issuer.

The following table details the assets and liabilities of the CLO Issuer:

$ in thousands	March 31, 2026
Assets:
Restricted cash	$150
Commercial real estate loan investments, at fair value	1,187,520
Interest receivable	3,672
Other assets	36,992
Total assets	$1,228,334

Liabilities:
Collateralized loan obligations, at fair value	$1,004,858
Interest payable	2,029
Total liabilities	$1,006,887

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
The following table illustrates the realized and unrealized foreign exchange impact recognized in the condensed consolidated statements of comprehensive income in the three months ended March 31, 2026 and 2025, of our loans and secured financing arrangements as well as the offsetting gain (loss) on derivative instruments in the periods:

$ in thousands	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Unrealized foreign exchange gain (loss) on loans	$(15,628)	$10,824
Unrealized foreign exchange gain (loss) on secured financing facilities	9,899	(8,669)
Gain (loss) on foreign currency transactions, net	(466)	9
Gain (loss) on derivative instruments, net	6,259	(2,180)
Net impact of hedged foreign exchange	$64	$(16)
The following tables summarize changes in the notional amount of our currency forward contracts during the three months ended March 31, 2026 and 2025:

	Local Currency
In thousands	Notional Amount as of December 31, 2025	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of March 31, 2026	Notional Amount as of March 31, 2026
Buy USD / Sell EUR Forward	€49,889	€14,404	€(14,491)	€49,802	$57,482
Buy USD / Sell GBP Forward	£50,631	£169,424	£(129,467)	£90,588	$122,163
Buy EUR / Sell USD Forward	€—	€14,491	€(14,491)	€—	$—
Buy GBP / Sell USD Forward	£—	£130,049	£(129,467)	£582	$785

	Local Currency
In thousands	Notional Amount as of December 31, 2024	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of March 31, 2025	Notional Amount as of March 31, 2025
Buy USD / Sell EUR Forward	€39,474	€—	€(877)	€38,597	$43,821
Buy USD / Sell GBP Forward	£19,417	£—	£(506)	£18,911	$24,978
The table below presents the fair value of our currency forward contracts, as well as their classification on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025:

$ in thousands	Fair Value as of
	March 31, 2026	December 31, 2025
Derivative Assets	$3,134	$615
Derivative Liabilities	$838	$1,992

The following tables summarize the effect of currency forward contracts reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2026 and 2025:

$ in thousands	Three Months Ended March 31, 2026
Derivatives not designated as hedging instruments	Realized gain (loss) on derivative instruments, net	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Currency Forward Contracts	$2,586	$3,673	$6,259

$ in thousands	Three Months Ended March 31, 2025
Derivatives not designated as hedging instruments	Realized gain (loss) on derivative instruments, net	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Currency Forward Contracts	$117	$(2,297)	$(2,180)
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
Valuation of Financial Instruments Measured at Fair Value
The following tables detail our financial instruments measured at fair value on a recurring basis:

	As of March 31, 2026
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Commercial real estate loan investments	$—	$—	$5,200,218	$5,200,218
Real estate-related securities	—	17,222	—	17,222
Derivative assets	—	3,134	—	3,134
Total assets	$—	$20,356	$5,200,218	$5,220,574

Liabilities:
Secured lending agreements	$—	$—	$2,820,938	$2,820,938
Term lending agreements	—	—	223,397	223,397
Revolving credit facility	—	—	16,000	16,000
Collateralized loan obligations	—	1,004,858	—	1,004,858
Derivative liabilities	—	838	—	838
Total liabilities	$—	$1,005,696	$3,060,335	$4,066,031

	As of December 31, 2025
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Commercial real estate loan investments	$—	$—	$4,702,728	$4,702,728
Real estate-related securities	—	14,818	—	14,818
Derivative assets	—	615	—	615
Total assets	$—	$15,433	$4,702,728	$4,718,161

Liabilities:
Secured lending agreements	$—	$—	$2,359,543	$2,359,543
Term lending agreements	—	—	223,033	223,033
Revolving credit facility	—	—	55,000	55,000
Collateralized loan obligations	—	1,005,157	—	1,005,157
Derivative liabilities	—	1,992	—	1,992
Total liabilities	$—	$1,007,149	$2,637,576	$3,644,725
Valuation of Commercial Real Estate Loan Investments
The following table shows a reconciliation of the beginning and ending fair value measurements of our commercial real estate loan investments classified as Level 3:

$ in thousands	Three Months Ended March 31, 2026
Beginning Balance	$4,702,728
Loan originations and fundings	595,601
Loan principal payments	(81,880)
Net unrealized gain (loss)	(602)
Foreign currency adjustments	(15,629)
Ending Balance	$5,200,218
The fair value of collateralized financing assets are measured using the more observable fair value of the collateralized liabilities. See Note 2 — “Summary of Significant Accounting Policies.”
The following tables summarize the significant unobservable inputs supporting the fair value measurement of our investments in commercial loans:

$ in thousands	March 31, 2026
Type	Fair Value(2)	Valuation Technique	Unobservable Input	Weighted Average Rate(2)	Range	Weighted Average Life (years)(1)(2)
Commercial loans	$4,093,348	Discounted cash flow	Discount rate	6.23%	5.15% - 11.32%	0.25
(1)Based on expected cash flows and potential prepayments.
(2)Includes $4.0 billion of loans held outside of the CLO and $80.7 million of loans held by the consolidated CLO. Loans of $1.1 billion held by the CLO are valued using the more observable fair value of the notes issued by the CLO. However, because the Company’s $80.7 million of retained income notes issued by the CLO are valued using a discounted cash flow model, we are required to classify all loans held by the CLO as Level 3 based on the lowest-level input used in the valuation. Weighted average rate and weighted average life include the Company’s loans held outside the CLO and retained income notes issued by the CLO.

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
The following table shows a reconciliation of the beginning and ending fair value measurements of our revolving credit facility:

$ in thousands	Three Months Ended March 31, 2026
Beginning Balance	$55,000
Proceeds from revolving credit facility	220,000
Repayment of revolving credit facility	(259,000)
Net unrealized (gain) loss	—
Ending Balance	$16,000
Valuation of Secured Financing Facilities
We have entered into secured financing facilities to provide floating rate financing for our commercial real estate loan investments. Our secured financing facilities are carried at fair value based on significant unobservable inputs and are classified as Level 3. The following table shows a reconciliation of the beginning and ending fair value measurements of our secured financing facilities:

	Three Months Ended March 31, 2026
$ in thousands	Secured Lending Agreements	Term Lending Agreements	Total
Beginning Balance	$2,359,543	$223,033	$2,582,576
Proceeds from secured financing facilities	506,127	370	506,497
Repayments of secured financing facilities	(34,596)	—	(34,596)
Net unrealized (gain) loss	(237)	(6)	(243)
Unrealized foreign currency (gain) loss	(9,899)	—	(9,899)
Ending Balance	$2,820,938	$223,397	$3,044,335
The following tables summarize the significant unobservable inputs used in the fair value measurement of our secured financing facilities:

	March 31, 2026
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)(1)
Secured financing facilities	Discounted cash flow	Discount rate	5.18%	4.13% - 5.92%	0.22

	December 31, 2025
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)(1)
Secured financing facilities	Discounted cash flow	Discount rate	5.29%	4.12% - 6.04%	0.28

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
9.Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of accounts payable, accrued expenses and other liabilities as of March 31, 2026 and December 31, 2025:

$ in thousands	March 31, 2026	December 31, 2025
Accounts payable and accrued expenses	$5,098	$1,828
Subscriptions paid in advance (1)	32,095	27,886
Accrued common stock repurchases	6,244	905
Other liabilities	1,953	907
Total	$45,390	$31,526
(1)Represents subscriptions received by our transfer agent prior to the date the subscriptions are effective.
10.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates as of March 31, 2026 and December 31, 2025:

$ in thousands	March 31, 2026	December 31, 2025
Advanced organizational, offering and operating expenses	$10,034	$10,870
Reimbursable operating expenses	2,543	2,845
Adviser commitment fee payable	1,463	4,019
Stockholder servicing fees	24,701	22,723
Management fees	2,218	1,990
Performance fees	1,586	4,814
Total	$42,545	$47,261
Advanced Organizational, Offering and Operating Expenses
Under the terms of our Amended and Restated Advisory Agreement (“Advisory Agreement”), the Adviser advanced all of our organizational, offering and operating expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through May 31, 2024. Starting in December 2024, we began reimbursing the Adviser for these costs ratably over 52 months. As of March 31, 2026, we owe the Adviser approximately $10.0 million (December 31, 2025: $10.9 million) for the remaining outstanding balance of the expenses advanced by the Adviser under this arrangement.
Reimbursable Operating Expenses
Operating expenses incurred by the Adviser on our behalf after May 31, 2024 are reimbursed quarterly to the Adviser, and the balance outstanding as of March 31, 2026 and December 31, 2025 is listed in the above table as “Reimbursable operating expenses.”
Starting with the quarter ended June 30, 2025, we may not reimburse the Adviser at the end of any fiscal quarter for Total Operating Expenses (as defined in the Advisory Agreement) that exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”) for the four consecutive fiscal quarters then ended. We may reimburse the Adviser for operating expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended March 31, 2026 did not exceed the 2%/25% Guidelines.

Adviser Commitment Fee Payable
Borrowers pay a commitment fee in connection with the origination of each new loan. The commitment fee is calculated as a percentage of the whole loan on a fully-funded basis, as determined by the Adviser at the time of origination. We pay the Adviser 50% (not to exceed 0.5% of the whole loan on a fully funded basis) of any commitment fee charged to borrowers in connection with each new loan as compensation for sourcing, structuring and negotiating the loan. The Adviser elected to irrevocably waive half of the commitment fees payable to the Adviser in connection with each new loan originated during the period commencing January 1, 2026 through December 31, 2026. The commitment fee income and related expense to the Adviser is reported as commitment fee income, net of related party expense on the condensed consolidated statements of comprehensive income.
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
The following table summarizes stockholder servicing fees paid for the three months ended March 31, 2026 and 2025:

$ in thousands	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares
For the three months ended March 31, 2026	$13	$1,099	$—	$1
For the three months ended March 31, 2025	$—	$435	$—	$—
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
The management fee and the performance fee are payable in cash or Class E shares at the option of the Adviser. Management fees and performance fees began to accrue on March 1, 2024. Management fees are accrued monthly and paid quarterly in arrears and performance fees are paid annually. During the three months ended March 31, 2026, we incurred management fees of $2.2 million, of which $2.2 million is accrued as a component of due to affiliates on our condensed consolidated balance sheets as of March 31, 2026. During the three months ended March 31, 2026, we incurred performance fees of $1.6 million, of which $1.6 million is accrued as a component of due to affiliates on our condensed consolidated balance sheets as of March 31, 2026. During the three months ended March 31, 2026, we issued 77,219 Class E Redeemable Common Stock shares as payment for the management fees earned. During the three months ended March 31, 2026, we issued 186,805 Class E Redeemable Common Stock shares as payment for the performance fees earned. The shares issued to the Adviser for payment of the management fee and performance fee were issued at the applicable NAV per share at the end of each quarter for which the fees were earned.
The current term of our Advisory Agreement expires on March 31, 2027. The Advisory Agreement is subject to automatic renewals for successive one-year periods unless otherwise terminated in accordance with the provisions of the agreement. If the Advisory Agreement is terminated, the Adviser will be entitled to receive its prorated management fee and performance fee owed through the date of termination. If we elect not to renew our Advisory Agreement based on unsatisfactory performance and not for cause, we owe our Adviser a termination fee equal to three times the sum of our average annual management fee during the 24-month period before termination, calculated as of the end of the most recently completed fiscal quarter.
Our Adviser is subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it. The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. We incurred $0.7 million of costs for support personnel provided by the Adviser for the three months ended March 31, 2026 that are recorded as a component of due to affiliates on our condensed consolidated balance sheets and as general and administrative expenses on our condensed consolidated statements of comprehensive income. During the three months ended March 31, 2025, we incurred $0.6 million of costs for support personnel provided by the Adviser.
The Adviser serves as Collateral Manager to the Company’s consolidated CLO and has waived any and all fees payable to the Adviser or any of its affiliates for this service for so long as it or any of its affiliates acts as the Collateral Manager and as manager of the Operating Partnership.

Related Party Share Ownership
The tables below summarize the number of shares and the total purchase price of the shares owned by affiliates as of March 31, 2026 and December 31, 2025:

	March 31, 2026
$ in thousands, except share amounts	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total Purchase Price
Invesco Realty, Inc.(1)	1,196,923	—	1,197,628	—	1,194,434	1,189,256	—	$120,000
Invesco Advisers, Inc.(2)	—	—	—	—	—	423,807	—	10,851
Members of our board of directors (3)	—	—	—	—	—	26,474	—	683
Total	1,196,923	—	1,197,628	—	1,194,434	1,639,537	—	$131,534

	December 31, 2025
$ in thousands, except share amounts	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total Purchase Price
Invesco Realty, Inc.(1)	1,196,923	—	1,197,628	—	1,194,434	1,189,255	—	$120,000
Invesco Advisers, Inc.(2)	—	—	—	—	—	270,269	—	6,895
Members of our board of directors (3)	—	—	—	—	—	26,248	—	675
Total	1,196,923	—	1,197,628	—	1,194,434	1,485,772	—	$127,570
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

11.Redeemable Common Stock - Related Party
Invesco Realty, Inc. (“Invesco Realty”), an affiliate of Invesco, has committed to purchase up to $300.0 million in shares of our common stock (the “Invesco Subscription Agreement”). Invesco Realty has committed to purchase $150.0 million in capital under the Invesco Subscription Agreement in one or more closings through March 23, 2028. We may also call up to $150.0 million in additional capital (for a total of $300.0 million) if needed to avoid triggering any concentration limit imposed by a third party in connection with its distribution or placement of our shares or for purposes of repaying indebtedness drawn on the revolving credit facility. As of March 31, 2026, we had called $120.0 million of the total $300.0 million. The remaining uncalled amount serves as collateral for the revolving credit facility.
Invesco Realty may not submit its shares for repurchase under the share repurchase plan described in Note 12 — “Equity” until the earlier of March 23, 2028 and the date that our aggregate NAV is at least $1.5 billion. We can only accept a repurchase request from Invesco Realty after all requests from unaffiliated stockholders have been fulfilled. We may elect to repurchase all or any portion of the shares acquired by Invesco Realty at any time at a per share price equal to the most recently determined NAV per share for each class (or another transaction price we believe reflects the NAV per share more appropriately than the prior month’s NAV per share). The Adviser or its affiliate must continue to hold at least $200,000 in shares for so long as Invesco or any affiliate thereof serves as our external adviser.
As discussed in Note 10 — “Related Party Transactions”, our management and performance fees are payable in cash or Class E shares at the option of the Adviser. Because the Adviser may elect to have the Company repurchase shares issued as payment for management fees or performance fees, we classify these shares as redeemable common stock. Class E shares issued to the Adviser as payment for management or performance fees are not subject to the repurchase limits of the Company’s share repurchase plan described in Note 12 — “Equity,” any lockup period applicable to the Adviser, or any reduction penalty for an early repurchase. The Adviser also has the option to exchange Class E shares issued as payment for management or performance fees for Class S, Class S-1, Class D, Class D-1, Class F, or Class I shares. During the three months ended March 31, 2026, we issued 77,219 and 186,805 Class E shares to the Adviser as payment for management fees and performance fees payable as of December 31, 2025, respectively.

The following tables summarize the changes in redeemable common stock for the three months ended March 31, 2026 and 2025:

$ in thousands	Class S Redeemable Common Stock	Class D Redeemable Common Stock	Class I Redeemable Common Stock	Class E Redeemable Common Stock	Total Redeemable Common Stock
Balance as of December 31, 2025	$30,027	$30,027	$30,023	$37,614	$127,691
Issuance of redeemable common stock	—	—	—	6,804	6,804
Repurchase of redeemable common stock	—	—	—	(2,848)	(2,848)
Adjustment to carrying value of redeemable common stock	—	—	—	100	100
Balance as of March 31, 2026	$30,027	$30,027	$30,023	$41,670	$131,747

$ in thousands	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total Redeemable Common Stock
Balance as of December 31, 2024	$37,554	$37,554	$37,565	$38,694	$151,367
Issuance of redeemable common stock	—	—	—	2,814	2,814
Repurchase of redeemable common stock	(7,500)	(7,500)	(7,500)	(7,500)	(30,000)
Adjustment to carrying value of redeemable common stock	(4)	(5)	(1)	170	160
Balance as of March 31, 2025	$30,050	$30,049	$30,064	$34,178	$124,341
The following tables summarize the changes in our outstanding shares of redeemable common stock shares for the three months ended March 31, 2026 and 2025:

	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total Redeemable Common Stock
Outstanding Shares as of December 31, 2025	1,196,923	1,197,628	1,194,434	1,459,524	5,048,509
Issuance of redeemable common stock	—	—	—	264,024	264,024
Repurchase of redeemable common stock	—	—	—	(110,485)	(110,485)
Outstanding Shares as of March 31, 2026	1,196,923	1,197,628	1,194,434	1,613,063	5,202,048

	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total Redeemable Common Stock

Outstanding Shares as of December 31, 2024	1,496,143	1,497,041	1,492,906	1,519,133	6,005,223
Issuance of redeemable common stock	—	—	—	110,485	110,485
Repurchase of redeemable common stock	(299,220)	(299,413)	(298,472)	(293,940)	(1,191,045)
Outstanding Shares as of March 31, 2025	1,196,923	1,197,628	1,194,434	1,335,678	4,924,663

12.Equity
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
Common Stock
The following table summarizes changes in our outstanding shares of common stock for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total
Balance at December 31, 2025	1,416,104	20,330,131	1,208,568	—	9,702,409	1,631,350	8,880,172	43,168,734
Issuance of common stock	91,980	2,346,272	—	120,452	2,436,888	388	—	4,995,980
Common stock distribution reinvestment	1,514	253,222	212	752	94,842	2,051	165,637	518,230
Issuance of redeemable common shares(1)	—	—	—	—	—	264,024	—	264,024
Repurchase of common stock	—	(363,564)	—	—	(410,594)	—	—	(774,158)
Repurchase of redeemable common stock	—	—	—	—	—	(110,485)	—	(110,485)
Balance at March 31, 2026	1,509,598	22,566,061	1,208,780	121,204	11,823,545	1,787,328	9,045,809	48,062,325

	Three Months Ended March 31, 2025
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total
Balance at December 31, 2024	1,502,214	7,226,062	1,499,147	—	4,171,608	1,635,105	8,218,258	24,252,394
Issuance of common stock	3,969	3,261,421	8,211	—	1,088,268	8,244	—	4,370,113
Common stock distribution reinvestment	—	98,095	99	—	36,810	1,370	161,371	297,745
Issuance of redeemable common shares(1)	—	—	—	—	—	110,485	—	110,485
Repurchase of common stock	(111)	(21,833)	(111)	—	(8,678)	—	—	(30,733)
Repurchase of redeemable common stock	(299,220)	—	(299,413)	—	(298,472)	(293,940)	—	(1,191,045)
Balance at March 31, 2025	1,206,852	10,563,745	1,207,933	—	4,989,536	1,461,264	8,379,629	27,808,959
(1)Consists of shares issued to an Invesco affiliate for the payment of management fees and performance fees that are classified as redeemable common stock. See Note 11 — “Redeemable Common Stock - Related Party”.
Distributions
We are generally required to distribute at least 90% of our taxable income to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Taxable income does not necessarily equal net income as calculated in accordance with GAAP.
For the three months ended March 31, 2026, we declared distributions of $21.1 million. We accrued $7.3 million for distributions payable, of which $0.8 million was accrued for distributions payable to related parties, in our condensed consolidated balance sheet as of March 31, 2026. For the three months ended March 31, 2025, we declared distributions of

$12.9 million. We accrued $4.3 million for distributions payable, of which $0.8 million was accrued for distributions payable to related parties, in our condensed consolidated balance sheet as of March 31, 2025.
The following tables detail the aggregate distributions declared per share for each applicable class of stock for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares
Aggregate distribution declared per share	$0.4800	$0.4800	$0.4800	$0.3200	$0.4800	$0.4800	$0.4800
Stockholder servicing fee per share	(0.0099)	(0.0524)	(0.0001)	(0.0101)	—	—	—
Net distribution declared per share	$0.4701	$0.4276	$0.4799	$0.3099	$0.4800	$0.4800	$0.4800

	Three Months Ended March 31, 2025
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares(3)
Aggregate distribution declared per share	$0.5000	$0.5000	$0.5000	—	$0.5000	$0.5000	$0.5000
Stockholder servicing fee per share	(0.0003)	(0.0528)	—	—	—	—	—
Net distribution declared per share	$0.4997	$0.4472	$0.5000	$—	$0.5000	$0.5000	$0.5000
Share Repurchase Plan
We have adopted a share repurchase plan for our common stock. On a monthly basis, our stockholders may request that we repurchase all or any portion of their shares. We may choose, in our discretion, to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any month, subject to any limitations in the share repurchase plan.
Class F stockholders may not participate in our share repurchase plan until the earlier of March 23, 2028 and the date our NAV reaches $1.5 billion. However, Class F stockholders are entitled to request that we repurchase their shares in the event that there is a Key Person Event or a Material Strategy Change, as such terms are defined in the Class F subscription agreement.
During the three months ended March 31, 2026, we fulfilled all requests under the share repurchase plan and repurchased 774,158 shares of common stock for $19.3 million. For the three months ended March 31, 2025, we repurchased 30,733 shares of common stock for $0.8 million and fulfilled all repurchase requests that were made under the share repurchase plan.
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
Share-Based Compensation Plan
For the three months ended March 31, 2026 and 2025, we recognized compensation expense of $62,000 and $19,000, respectively, related to restricted shares of Class E common stock awarded to independent members of our board of directors under the terms of our 2023 Equity Incentive Plan (the “Incentive Plan”). As of March 31, 2026 and 2025, we had 1,083,889 and 1,093,671 shares of common stock available for future issuance under the Incentive Plan, respectively.
Noncontrolling Interest in Subsidiary
On January 29, 2026, a subsidiary issued 125 shares of 12.0% Series A Preferred Stock, par value $0.01 per share, with an aggregate liquidation preference of $1,000. The Series A preferred stock ranks senior to the Company’s interest in our subsidiary with respect to dividend rights and rights upon liquidation, dissolution and other considerations. The Series A Preferred Stock has no maturity date and will remain outstanding unless redeemed. The Series A Preferred Stock may be redeemed by the Company in whole or in part at any time; however, a redemption premium will also be required if redeemed on or before December 31, 2027. Upon consolidation, the issued and outstanding preferred share interest is shown as Non-controlling interest on our condensed consolidated balance sheets as of March 31, 2026 and net income (loss) is reflected as Net income (loss) attributable to non-controlling interest in our condensed consolidated statement of comprehensive income during the three months ended March 31, 2026.
13.Earnings per Common Share
The following table summarizes our earnings per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
$ in thousands, except share and per share amounts	2026	2025
Net income (loss) available to common stockholders	$19,713	$11,635

Weighted average common shares outstanding	46,541,642	27,233,292
Effect of dilutive restricted stock awards	225	76
Diluted weighted average common shares outstanding	46,541,867	27,233,368
Earnings (loss) per share:
Basic	$0.42	$0.43
Diluted	$0.42	$0.43
14.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of March 31, 2026, we had unfunded commitments of $381.8 million for certain of our commercial real estate loan investments. The unfunded commitments consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the weighted average remaining term of the related loans of 1.39 years.
We have also committed to pay counterparty legal, diligence and other fees in connection with new financing facilities in the ordinary course of business.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, the Company was not involved in any material legal proceedings.

15.Segment Reporting
We conduct our business as a single operating segment. Our chief operating decision maker (“CODM”) is a group comprised of the Company’s Chief Executive Officer and President, and Chief Financial Officer. The CODM uses net income as the basis for measuring segment profitability, allocating resources and assessing performance. Because the accounting policies for the segment are the same as those described in Note 2 — “Summary of Significant Accounting Policies,” to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2025, total segment net income and total segment assets are equal to total net income and total assets, as reported on our condensed consolidated statements of comprehensive income and condensed consolidated balance sheets, respectively. All revenues for the segment are derived from external customers.
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
16.Subsequent Events
Due From Servicer
The $37.5 million related to amounts collected by the loan servicer but not yet remitted to the Company’s consolidated CLO and to the Company that were included in other assets was repaid in full in April 2026.

Redeemable Common Stock - Related Party
On May 1, 2026, Invesco Realty purchased an additional $30.0 million in shares of our common stock under the Invesco Subscription Agreement resulting in a total of $150.0 million owned.
Revolving Credit Facility
On May 7, 2026, the Operating Partnership (the “Initial Borrower”) entered into a Revolving Credit Agreement with NatWest Markets PLC (“NatWest”), as lender, lead arranger, and administrative agent. The Credit Agreement provides for a two‑tranche revolving credit facility consisting of (i) a Tranche A facility with no initial committed amount and (ii) a $100.0 million Tranche B facility.
Tranche A, if and when activated, provides for a revolving line of credit denominated in U.S. dollars bearing interest at Term SOFR plus 1.90% and maturing in January 2028. Tranche B provides for a revolving line of credit denominated in U.S. dollars, Euros, or British pounds sterling bearing interest at the applicable benchmark rate plus a margin ranging from 2.75% to 3.25%, depending on the advance rate elected, and maturing in May 2028 following the closing date. Unused commitments under Tranche A and Tranche B are subject to a commitment fee of 0.25% per annum and 1.00% per annum, respectively. The Company incurred an arranger fee equal to 0.50% of the Tranche B facility commitment.
The Credit Agreement includes an accordion feature permitting aggregate commitments to be increased up to a maximum of $330.0 million, with Tranche A not exceeding $150.0 million and Tranche B not exceeding $330.0 million, in each case subject to lender consent. Maturity dates may also be extended by up to twelve months with lender approval. Tranche A availability, if increased from zero, would be based on unfunded capital commitments of the included investors, while Tranche B availability is based on the net asset value of the Company’s eligible portfolio investments plus secured cash collateral. Borrowings are secured by a first‑priority lien on certain collateral accounts, and the Company has provided a full and unconditional guaranty of the Initial Borrower’s obligations.
The Credit Agreement contains customary representations, warranties, and covenants, including financial covenants requiring a minimum adjusted tangible net worth, a minimum interest coverage ratio, minimum liquidity of the Initial Borrower based on net asset value, and a minimum fair value‑to‑cost ratio. In connection with the closing, the Company’s existing credit agreement was terminated, and all related liens were released.
As of the date of this filing, no amount was outstanding under the Credit Agreement.
Redeemable Common Stock - Related Party
On May 7, 2026, the Company cancelled the additional $150.0 million capital commitment from Invesco Realty. The additional capital commitment was only available if needed to avoid triggering any concentration limit imposed by a third party in connection with its distribution or placement of our shares or for purposes of repaying indebtedness drawn on the existing credit agreement, which we terminated in conjunction with closing on the NatWest revolving credit agreement.
Equity
Issuances
Subsequent to March 31, 2026, we issued the following shares of common stock:

$ in thousands except share amounts	Shares Issued to Third Parties	Shares Issued to Affiliates(1)(2)	DRP Shares(3)
Class S	5,090	301,575	773
Class S-1	1,783,305	—	90,044
Class D	—	301,860	72
Class D-1	200,968	—	753
Class I	1,628,457	300,693	35,499
Class E	3,434	376,191	638
Class F	—	—	55,821
Total	3,621,254	1,280,319	183,600

Total net proceeds(4)	$90,391	$30,000	$4,639
(1)Affiliates include related parties discussed in Note 10 — “Related Party Transactions”.

(2)Includes 85,861 Class E shares issued to our Adviser as payment for management fees of $2.2 million which is excluded from total net proceeds.
(3)Represents shares issued under our distribution reinvestment plan.
(4)With respect to Shares Issued to Affiliates, total net proceeds represents the total value of shares of our common stock purchased by Invesco Realty under the Invesco Subscription agreement. With respect to DRP Shares, total net proceeds represents the total value of shares issued under our distribution reinvestment plan.
Repurchases
Subsequent to March 31, 2026, we repurchased the following stock:

$ in thousands except share amounts	Shares Repurchased from Third-Parties	Shares Repurchased from Affiliates(1)
Class S	—	—
Class S-1	49,359	—
Class D	—	—
Class D-1	—	—
Class I	130,382	—
Class E	—	—
Class F	—	—
Total	179,741	—

Total repurchases	$4,485	$—
(1)Affiliates include related parties discussed in Note 10 — “Related Party Transactions”.
Subsequent to March 31, 2026, all repurchase requests under our share repurchase plan were satisfied.

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
We have elected the fair value option for our commercial real estate loan investments, real estate-related securities, secured lending and term lending agreements (collectively, our “secured financing facilities”), our revolving credit facility, and our collateralized loan obligations. The fair value of our commercial real estate loans can be impacted by changes in credit spread premiums (yield advantage over a benchmark rate) and the supply of, and demand for, assets in which we invest.
Operating results can also be impacted by foreign currency risk from investments denominated in currencies other than the U.S. dollar (“USD”). We hedge the non-USD exposure in the portfolio via forward contracts with the goal to mitigate foreign currency impacts to the portfolio.
Market Conditions
Private real estate credit markets entered the first quarter of 2026 with continued capital availability, though deployment remained selective and focused on transactions meeting conservative underwriting and structural requirements. Benchmark interest rates were relatively stable during the quarter, remaining within a narrow range, despite notable movement in the forward interest‑rate curve.
While multiple lender types remained active across the broader commercial real estate debt market, effective competition within private real estate credit continued to be segmented by asset quality, leverage profile, and execution certainty, limiting overlap in higher‑risk or more structured transactions. Refinancing activity remained a key driver of private real estate credit demand, as borrowers continued to address upcoming maturities to help bridge sales in the future or allow additional time for business plan implementation.
Outlook
We expect the private real estate credit market to remain supported by a meaningful pipeline of loan maturities and continued balance‑sheet constraints among certain traditional lenders. While near‑term volatility in benchmark rates, including SOFR, may persist, private real estate lenders are well positioned to structure investments that prioritize downside protection through conservative leverage, senior‑secured positions, and active asset management.
We believe the Company is well positioned to navigate the current market environment through a disciplined “credit-over-yield” investment approach and a prudently managed portfolio that emphasizes sponsorship quality and structural protections. By originating or acquiring loans secured by commercial real estate, we benefit from several structural advantages, including security in the capital stack at reset values, downside protection afforded by asset-backed lending, and limited correlation with traditional fixed income investments.

Q1 2026 Highlights
Capital Activity and Distributions
•Declared monthly net distributions totaling $21.1 million for the quarter ended March 31, 2026.
•Raised $121.6 million of net proceeds from the sale of our common stock through our Continuous Offering during the quarter ended March 31, 2026.
•All repurchase requests under our share repurchase plan were satisfied.
Investments
•Originated five floating rate senior commercial real estate loans in the United States with a total commitment amount of $392.7 million and total outstanding principal amount of $364.4 million as of March 31, 2026, including multifamily and industrial properties.
•Originated one floating rate senior commercial real estate loan with a total commitment amount of $222.5 million (£168.4 million) and total outstanding principal amount of $216.5 million (£163.8 million) secured by a multifamily portfolio located in the United Kingdom.
•Purchased $2.5 million in real estate-related securities during the three months ended March 31, 2026.
•One commercial real estate loan was fully repaid during the three months ended March 31, 2026. Principal and interest proceeds of $41.7 million were received.
•One commercial real estate loan, primarily serving as collateral for our collateralized loan obligations with a stub-piece held by the Operating Partnership or a wholly-owned subsidiary of the Company, was fully repaid during the three months ended March 31, 2026. Principal and interest proceeds of $37.5 million were due from our loan servicer as of March 31, 2026. The $37.5 million due from our loan servicer was repaid in full in April 2026.
Financing Activity
•Repaid net borrowings of $39.0 million on our revolving credit facility for the three months ended March 31, 2026.
•Received net borrowings of $471.9 million from our secured financing facilities for the three months ended March 31, 2026.
•Entered into one additional secured lending agreement. The secured lending agreement has a maximum facility size of $250.0 million and bears interest at a one-month term SOFR plus a spread.

Financial Condition
Investment Activities
We commenced investing in domestic commercial real estate loans in May 2023 and in European loans in September 2024. As of March 31, 2026, our portfolio consists of 81 commercial real estate loans with a fair value of $5.2 billion. We elected the fair value option for our commercial real estate loan investments and, accordingly, recognize any origination costs or fees associated with the loans in the period of origination. Our domestic loan investments earn interest at Term SOFR plus a spread and had a weighted average interest rate of 6.37% as of March 31, 2026. Our European loans earn interest at either three-month Euribor or three-month SONIA and had a weighted average interest rate of 6.09% at March 31, 2026. During the three months ended March 31, 2026, we earned $77.1 million of interest income on these loans, of which we earned $67.0 million and $10.1 million from our US and non-US loans, respectively.
The following table details overall statistics for our loan portfolio as of March 31, 2026, December 31, 2025, and March 31, 2025:

$ in thousands	March 31, 2026	December 31, 2025	March 31, 2025
Number of investments	81	77	56
Principal balance	$5,193,289	$4,695,199	$2,785,906
Fair value	$5,200,218	$4,702,728	$2,788,480
Unfunded loan commitments(1)	$381,810	$360,450	$337,952
Weighted-average interest rate(2)	6.33%	6.43%	7.23%
Weighted-average maximum maturity (years)(3)	3.8	3.9	4.1
Origination loan-to-value(4)	65%	65%	62%
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
The following charts illustrate the diversification and composition of our loan portfolio based on fair value as of March 31, 2026:
The following table details our loan activity:

Three Months Ended
$ in thousands	March 31, 2026
Loan originations	$585,706
Loan fundings	9,895
Loan repayments and sales	(81,880)
Total net fundings	$513,721

For the three months ended March 31, 2026, the Company closed on five U.S. loan originations and one European loan origination, with an aggregate total loan commitment amount of $615.2 million, resulting in $131.2 million of net committed equity and a net spot coupon of 9.87% based on the weighted average interest rate on our net committed equity position as of March 31, 2026. Net committed equity represents the Company’s whole loan commitments less the related secured financing.
While the portfolio saw a slight increase in weighted average net spread quarter-over-quarter, going from 6.68% as of December 31, 2025, to 6.70% as of March 31, 2026, the overall weighted average interest rate declined quarter-over quarter. The weighted average interest rate spread on our net committed equity position is comprised of the difference between the spread on our commercial real estate loans applied to the committed loan amounts less the spread on our borrowings applied to the total financing. This difference is divided by our net committed equity position. The weighted average interest rate is the spread combined with the applicable benchmark rate (in effect on March 31, 2026) after considering any impact of the interest rate floor.
The following table provides details of our loan portfolio, on a loan-by-loan basis, as of March 31, 2026:

$ in thousands
Metropolitan Statistical Area	Property Type	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Current Maturity	Maximum Maturity(3)
New York (4)	Multifamily	07/26/2023	6.78%	$73,600	$73,600	$73,600	8/9/2026	8/9/2028
Richmond	Industrial	09/25/2023	7.02%	38,300	34,621	34,824	10/9/2026	10/9/2028
Atlanta	Industrial	11/06/2023	7.02%	92,950	83,740	84,231	11/9/2026	11/9/2028
Dallas	Multifamily	12/07/2023	6.48%	70,000	67,580	67,580	12/9/2026	12/9/2028
Seattle	Multifamily	12/12/2023	6.63%	68,500	68,500	68,500	12/9/2026	12/9/2028
New York	Multifamily	02/08/2024	6.68%	120,000	76,865	77,316	02/9/2027	02/9/2029
Orange County	Multifamily	03/05/2024	6.83%	56,600	56,600	56,932	03/9/2027	03/9/2029
Los Angeles	Multifamily	03/28/2024	6.68%	45,000	42,058	42,302	04/9/2026	04/9/2029
Los Angeles	Multifamily	04/12/2024	6.73%	66,050	59,782	60,125	04/9/2027	04/9/2029
New York	Multifamily	05/02/2024	6.68%	150,000	74,600	75,038	5/9/2027	5/9/2029
Fort Worth	Multifamily	05/15/2024	6.58%	23,650	23,500	23,500	6/9/2026	6/9/2029
Fort Worth	Multifamily	05/15/2024	6.58%	22,500	21,775	21,775	6/9/2026	6/9/2029
Orange County	Industrial	05/31/2024	6.53%	47,275	44,772	44,944	6/9/2027	6/9/2029
Dallas	Multifamily	06/07/2024	6.48%	40,740	39,990	39,990	6/9/2027	6/9/2029
San Francisco	Multifamily	06/17/2024	6.33%	33,500	31,719	31,899	7/9/2027	7/9/2029
Jacksonville	Multifamily	06/28/2024	6.78%	40,350	39,727	39,868	7/9/2027	7/9/2029
Various U.S.	Self-Storage	07/10/2024	6.88%	42,448	41,999	41,999	8/9/2027	8/9/2029
Houston	Multifamily	07/24/2024	6.58%	50,750	49,750	49,741	8/9/2026	8/9/2029
Dallas	Multifamily	08/01/2024	6.53%	44,000	44,000	44,000	8/9/2026	8/9/2029
Tampa	Multifamily	08/01/2024	6.38%	41,750	41,750	41,750	8/9/2027	8/9/2029
Las Vegas	Industrial	08/20/2024	6.48%	55,515	53,325	53,536	9/9/2027	9/9/2029
Various U.S.	Self-Storage	08/27/2024	6.88%	11,267	10,702	10,702	9/9/2027	9/9/2029
Washington D.C.	Multifamily	08/28/2024	6.43%	101,000	99,327	99,327	9/9/2027	9/9/2029
Various U.S.	Industrial	08/30/2024	7.08%	83,500	77,809	77,809	9/9/2027	9/9/2029
Various U.S.	Industrial	09/12/2024	6.43%	128,010	122,576	123,293	10/9/2027	10/9/2029
Bristol, United Kingdom	Industrial	09/26/2024	6.90%	109,699	109,699	109,699	10/9/2027	10/9/2028
Various U.S.	Industrial	09/13/2024	6.43%	47,881	47,881	48,162	10/9/2027	10/9/2029
Europe	Industrial	09/26/2024	5.21%	94,048	94,048	94,048	10/9/2027	10/9/2028
Europe	Industrial	09/26/2024	5.21%	105,265	105,265	105,265	10/9/2027	10/9/2028
Gainesville	Self-Storage	10/08/2024	6.88%	7,030	6,981	6,981	10/9/2027	10/9/2029
Lynchburg	Self-Storage	10/08/2024	6.88%	14,225	13,869	13,869	10/9/2027	10/9/2029
Tacoma	Self-Storage	10/08/2024	6.88%	13,356	13,307	13,307	10/9/2027	10/9/2029
Los Angeles	Multifamily	10/10/2024	6.53%	22,545	21,028	21,148	10/9/2026	10/9/2029
Washington D.C.	Multifamily	10/15/2024	6.38%	98,900	97,570	97,576	10/9/2027	10/9/2029
San Jose (5)	Industrial	10/31/2024	12.00%	30,000	25,773	25,773	10/31/2027	10/31/2029
New York (4)	Multifamily	12/06/2024	6.43%	61,897	61,397	61,757	12/9/2027	12/9/2029
Orange County	Industrial	12/13/2024	6.63%	67,832	54,711	54,879	1/9/2028	1/9/2030
Riverside	Industrial	12/17/2024	6.88%	58,092	51,556	51,744	1/9/2028	1/9/2030
Ft Lauderdale	Self-Storage	12/18/2024	6.88%	14,251	14,006	14,006	1/9/2028	1/9/2030
Chicago	Industrial	12/20/2024	6.63%	31,802	30,426	30,546	1/9/2028	1/9/2030
Austin	Industrial	01/16/2025	6.73%	26,042	22,961	23,048	2/9/2028	2/9/2030

$ in thousands
Metropolitan Statistical Area	Property Type	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Current Maturity	Maximum Maturity(3)
Raleigh	Student Housing	01/30/2025	6.38%	43,460	40,704	40,842	2/9/2027	2/9/2030
Columbia	Student Housing	02/06/2025	6.38%	29,750	26,786	26,876	2/9/2027	2/9/2030
Baton Rouge	Student Housing	02/06/2025	6.38%	29,500	25,288	25,370	2/9/2027	2/9/2030
Portland	Multifamily	02/13/2025	6.38%	60,165	59,483	59,832	3/9/2027	3/9/2030
Eugene	Student Housing	02/19/2025	6.38%	73,053	68,659	68,888	3/9/2027	3/9/2030
Austin	Student Housing	02/19/2025	6.38%	49,943	47,990	48,151	3/9/2027	3/9/2030
Knoxville	Student Housing	02/20/2025	6.38%	98,290	88,812	89,284	3/9/2027	3/9/2030
Philadelphia	Self-Storage	03/11/2025	6.78%	6,715	6,454	6,448	4/9/2028	4/9/2030
Minneapolis	Self-Storage	03/11/2025	6.78%	7,475	7,265	7,251	4/9/2028	4/9/2030
Athens	Student Housing	04/01/2025	6.18%	27,200	25,324	25,398	4/9/2027	4/9/2030
Athens	Student Housing	04/01/2025	6.18%	22,000	21,069	21,134	4/9/2027	4/9/2030
New York	Multifamily	04/15/2025	6.03%	25,682	22,445	22,445	5/9/2028	5/9/2030
Boston	Self-Storage	05/19/2025	6.53%	9,276	9,083	9,128	6/9/2028	6/9/2030
Portland	Multifamily	05/21/2025	6.08%	50,110	50,110	50,110	6/9/2027	6/9/2030
Various U.S.	Industrial	06/09/2025	5.98%	354,550	344,365	344,365	6/9/2028	6/9/2030
London, United Kingdom	Industrial	06/17/2025	6.58%	208,825	208,825	208,825	7/10/2027	7/10/2028
Seattle	Self-Storage	07/08/2025	6.48%	6,776	6,324	6,324	7/9/2028	7/9/2030
Orlando	Industrial	07/10/2025	6.38%	80,150	69,927	69,927	7/9/2028	7/9/2030
Europe	Industrial	07/28/2025	5.28%	50,894	50,894	50,894	10/7/2027	10/7/2029
Raleigh	Multifamily	08/08/2025	6.18%	47,870	40,550	40,550	8/9/2028	8/9/2030
Seattle	Multifamily	08/20/2025	6.23%	24,240	23,000	23,000	9/9/2028	9/9/2030
San Antonio	Industrial	09/11/2025	6.23%	39,546	33,860	33,860	10/9/2028	10/9/2030
Chicago	Multifamily	09/16/2025	6.08%	91,050	85,000	85,000	10/9/2028	10/9/2030
Various U.S.	Multifamily	09/30/2025	5.93%	255,500	254,000	254,000	10/9/2028	10/9/2030
Europe	Industrial	09/30/2025	5.53%	22,146	22,146	22,146	10/15/2027	10/15/2029
Salt Lake City	Self-Storage	10/14/2025	6.43%	9,780	9,355	9,355	11/9/2028	11/9/2030
New York (4)	Multifamily	10/14/2025	6.08%	140,500	134,496	134,496	10/9/2028	10/9/2030
Atlanta	Self-Storage	10/14/2025	6.43%	8,928	8,533	8,533	11/9/2028	11/9/2030
New York (4)	Multifamily	10/15/2025	5.78%	280,000	280,000	280,000	11/9/2028	11/9/2030
Sarasota	Multifamily	10/15/2025	6.08%	40,750	40,750	40,750	11/9/2028	11/9/2030
San Francisco	Multifamily	11/25/2025	6.08%	115,150	87,570	87,570	12/9/2027	12/9/2030
New York	Self-Storage	12/03/2025	6.28%	69,300	66,701	66,701	12/9/2028	12/9/2030
Riverside	Industrial	12/23/2025	6.53%	150,730	117,443	117,443	1/9/2029	1/9/2031
New York (4)	Multifamily	12/30/2025	5.96%	80,500	78,000	78,000	1/9/2029	1/9/2031
Phoenix	Multifamily	01/23/2026	6.08%	54,000	53,400	53,400	2/9/2028	2/9/2031
Baltimore	Industrial	02/03/2026	6.33%	42,100	37,500	37,500	2/9/2028	2/9/2031
Brighton, United Kingdom	Multifamily	02/27/2026	6.28%	222,505	216,505	216,505	4/9/2029	4/9/2031
San Francisco	Multifamily	03/12/2026	6.03%	136,532	128,760	128,760	4/9/2029	4/9/2031
Various U.S.	Multifamily	03/26/2026	6.28%	109,400	102,000	102,000	4/9/2029	4/9/2031
Miami	Industrial	03/30/2026	6.28%	50,638	42,768	42,768	4/9/2028	4/9/2031
			6.33%	$5,575,099	$5,193,289	$5,200,218
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
(4)Whole loan includes a senior mortgage loan and mezzanine note.
(5)This loan is a mezzanine loan.

Significant Borrowers/Sponsors
As of March 31, 2026, we have invested in 81 commercial real estate loans with a fair value of $5.2 billion. Within our loan portfolio, we have exposure to over 30 individual sponsors. Approximately 31% of the portfolio is sponsored by firms included in the PERE Top 10 and approximately 49% is sponsored by firms in the PERE Top 100 list of the largest 100 real estate private equity firms. PERE (Private Equity Real Estate), published by Private Equity International, is a recognized industry publication and data provider covering the global private real estate investment sector. Our largest individual Sponsor exposure represents 13.4% of our loan portfolio across four facilities and an individual loan. A facility may contain individual loans that are cross-collateralized and cross-defaulted, but loans are not cross-collateralized nor cross-defaulted across facilities, and the credit exposure of each facility’s loans is contained within its distinct structure. No single facility or loan is greater than 10% of the portfolio.
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
Our loan portfolio had a weighted-average loan risk rating of 2.8 as of March 31, 2026 and December 31, 2025.
Real Estate-Related Securities
As of March 31, 2026, our liquid real estate-related securities portfolio consisted of investments in commercial mortgage-backed securities (“CMBS”). The following table details overall statistics for our investments in real estate-related securities as of March 31, 2026:

$ in thousands	March 31, 2026
Number of investments	11
Principal balance	$17,220
Amortized cost	$17,182
Fair value	$17,222
Period-end weighted average yield	6.16%
Weighted average maturity date	February 2040
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
We utilize a revolving line of credit as a short-term cash management tool to pay fees and expenses and bridge portfolio-level financing arrangements. Our revolving line of credit bears interest at a one-month Term SOFR plus a spread and had a weighted average borrowing rate of 6.57% as of March 31, 2026.
The table below summarizes our financing liabilities as of March 31, 2026(1). These facilities charge interest at one-month Term SOFR plus a spread for our USD denominated borrowings, three-month Euribor plus a spread for our Euro denominated borrowings, and three-month SONIA plus a spread for our British pound sterling denominated borrowings. Secured financing facilities had a weighted average borrowing rate of 5.20% as of March 31, 2026.

$ in thousands	Non-/Mark-to-Market on Collateral	Maximum Facility Size	Amount Outstanding	Available Balance

Collateralized Loan Obligations
INCREF 2025-FL1	Non-Mark-to-Market	$998,234	$998,234	$—

Term Lending Agreements
INCREF Lending II	Non-Mark-to-Market	300,000	155,397	144,603
INCREF Lending III	Non-Mark-to-Market	72,840	68,000	4,840

Secured Lending Agreements
Morgan Stanley Bank	Mark-to-Market	750,000	680,570	69,430
Citibank	Mark-to-Market	1,000,000	582,004	417,996
Barclays	Mark-to-Market	500,000	422,894	77,106
Wells Fargo	Mark-to-Market	1,200,000	570,905	629,095
Bank of Montreal	Mark-to-Market	256,600	256,600	—
INCREF Repurchase I	Mark-to-Market	250,000	175,036	74,964
INCREF Repurchase II	Mark-to-Market	250,000	133,008	116,992
		$5,577,674	$4,042,648	$1,535,026

Revolving Credit Facility		$162,000	$16,000	$146,000
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
As of March 31, 2026, we were in compliance with the covenants of our financing facilities.
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
The table below summarizes our collateralized loan obligations as of March 31, 2026.

	Facility				Collateral
$ in thousands	Term	Weighted Average Interest Rate(1)	Amount Outstanding	Fair Value	Count	Principal Balance Outstanding	Fair Value
INCREF 2025-FL1	Oct 2042	5.63%	$998,234	$1,004,858	29	$1,180,591	$1,187,520
Total			$998,234	$1,004,858	29	$1,180,591	$1,187,520
(1)    Represents the weighted average interest rate in effect as of March 31, 2026.

Results of Operations
For the three months ended March 31, 2026 and 2025, our results of operations consisted of:

	Three Months Ended March 31,
$ in thousands except per share amount	2026	2025	$ Change
Net Interest Income
Commercial real estate loan interest income	$77,125	$46,841	$30,284
Real estate related-securities interest income	234	—	234
Other interest income	865	975	(110)
Interest expense	(51,619)	(31,297)	(20,322)
Net interest income	26,605	16,519	10,086

Other Income (Expense)
Unrealized gain (loss) on loans, net	(16,230)	12,680	(28,910)
Gain (loss) on real estate-related securities, net	(46)	—	(46)
Unrealized gain (loss) on secured financing facilities, net	10,142	(8,474)	18,616
Unrealized gain (loss) on collateralized loan obligations, net	871	—	871
Gain (loss) on derivative instruments, net	6,259	(2,180)	8,439
Gain (loss) on foreign currency transactions, net	(466)	9	(475)
Commitment fee income, net of related party expense of $1,463 and $2,119 for the three months ended March 31, 2026 and 2025, respectively	4,380	2,119	2,261
Other income and (expense), net	192	289	(97)
Total other income (expense), net	5,102	4,443	659

Expenses
Management and performance fees - related party	3,804	1,830	1,974
Debt issuance and other financing costs related to borrowings, at fair value	4,868	4,916	(48)
Organizational costs	—	2	(2)
General and administrative	3,319	2,550	769
Total expenses	11,991	9,298	2,693

Net income (loss)	$19,716	$11,664	$8,052
Net income (loss) attributable to non-controlling interest	3	—	3
Dividends to preferred stockholders	—	(2)	2
Issuance and redemption costs of redeemed preferred stock	—	(27)	27
Net income (loss) attributable to common stockholders	$19,713	$11,635	$8,078

Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$0.42	$0.43	$(0.01)
Diluted	$0.42	$0.43	$(0.01)
Weighted average number of shares of common stock
Basic	46,541,642	27,233,292	19,308,350
Diluted	46,541,867	27,233,368	19,308,499
(1) Net income in the above table differs from comprehensive income in the condensed consolidated statements of comprehensive income due to the currency translation adjustment of $(71,000) and $26,000 for the three months ended March 31, 2026 and 2025, respectively. The currency translation adjustment represents gains or losses from converting consolidated foreign subsidiaries' financial statements into the parent company's reporting currency for financial reporting purposes. These amounts do not result from operations and are not reflected above in net income.
Net Income (Loss) attributable to Common Stockholders
Net income (loss) attributable to common stockholders increased by $8.1 million during the three months ended March 31, 2026, as compared to March 31, 2025. We originated or acquired six loans during the three months ended March 31, 2026, compared to 10 loan originations during the three months ended March 31, 2025. The increase across periods was primarily due to the increase in average earning assets during the period, as compared to March 31, 2025 and as illustrated in the table below.

Net Interest Income
Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
$ in thousands	2026	2025
Average earning assets(1)	$5,003,495	$2,663,955
Average earning assets yield(2)	6.18%	7.03%
(1)    Average earning assets are based on weighted month-end balances.
(2)    Average earning asset yield is calculated by dividing interest income by average earning assets. All yields are annualized. Average earning assets yield decreased compared to the prior period due to a combination of reduced benchmark rates and reduced pricing on our commercial real estate loan investments.
Interest Expense
The table below presents information related to our borrowings and cost of funds for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026				2025
$ in thousands	Average Borrowings(1)	Interest Expense	Average Cost of Funds(2)	Maximum Borrowings(3)	Average Borrowings(1)	Interest Expense	Average Cost of Funds(2)	Maximum Borrowings(3)
Secured financing facilities	$2,884,924	$36,479	5.06%	$3,044,413	$2,043,460	$31,072	6.08%	$2,149,259
Revolving credit agreement	29,744	482	6.48%	156,000	13,233	225	6.82%	—
Collateralized loan obligations	998,234	14,658	5.87%	998,234	—	—	—%	—
Total	$3,912,902	$51,619	5.28%	$4,198,647	$2,056,693	$31,297	6.09%	$2,149,259
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
Other Income (Expense), Net
Unrealized gain (loss) on loans, net, and Unrealized gain (loss) on secured financing facilities, net
Unrealized gains (losses) on loans and secured financing facilities are comprised of unrealized fair value market price changes and unrealized changes in foreign exchange rates. The tables below present these components for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
$ in thousands	2026	2025
Loans
Unrealized gain (loss) on fair value marks	$(602)	$1,856
Unrealized gain (loss) on foreign exchange revaluation	(15,628)	10,824
Unrealized gain (loss) on loans, net	$(16,230)	$12,680

Secured financing facilities
Unrealized gain (loss) on fair value marks	$243	$195
Unrealized gain (loss) on foreign exchange revaluation	9,899	(8,669)
Unrealized gain (loss) on secured financing facilities, net	$10,142	$(8,474)

Unrealized gain (loss) on collateralized loan obligations, net
Unrealized gain (loss) on collateralized loan obligations, net was a net gain of $0.9 million for the three months ended March 31, 2026. As the Company entered into the related CLO in May 2025, there were no unrealized gains or losses on collateralized loan obligations for the three months ended March 31, 2025.
Gain (loss) on derivatives, net
We enter into currency forward contracts to help mitigate the impact of changes in foreign currency exchange rates on our investments and financing transactions denominated in currencies other than the United States dollar. Despite being economic hedges, we have elected not to treat our foreign currency forwards as hedges for accounting purposes and, therefore, the realized and unrealized gains and losses associated with such instruments are included in gain (loss) on derivative instruments, net and may not fully offset the foreign exchange gains and losses on the loans and secured financing facilities. For the three months ended March 31, 2026, we recorded a realized gain of $2.6 million and an unrealized gain of $3.7 million on currency forward contracts. For the three months ended March 31, 2025, we recorded a realized gain of $0.1 million and an unrealized loss of $2.3 million on currency forward contracts.
The following table illustrates the realized and unrealized foreign exchange impact recognized in the condensed consolidated statements of comprehensive income in the three months ended March 31, 2026 and 2025, of our loans and secured financing arrangements as well as the offsetting gain (loss) on derivative instruments in the periods:

$ in thousands	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Unrealized foreign exchange gain (loss) on loans	$(15,628)	$10,824
Unrealized foreign exchange gain (loss) on secured financing facilities	9,899	(8,669)
Gain (loss) on foreign currency transactions net	(466)	9
Gain (loss) on derivative instruments, net	6,259	(2,180)
Net impact of hedged foreign exchange	$64	$(16)
Commitment fee income, net of related party expense
Borrowers pay a commitment fee that is calculated as a percent of the whole loan on a fully-funded basis, as determined by the Adviser at the time of origination. We pay our Adviser 50% (not to exceed 0.5% of the whole loan amount on a fully-funded basis) of any commitment fee charged to borrowers in connection with each new loan. As part of the Adviser’s ongoing commitment to our continued success and to benefit the Company and its stockholders, the Adviser elected to irrevocably waive half of the commitment fees payable to the Adviser in connection with each new loan originated during the period commencing January 1, 2026 through December 31, 2026. For the quarter ended March 31, 2026, the amount waived equaled $1.5 million.
We recognize commitment fees immediately in earnings because we elected the fair value option for our loan investments. For the three months ended March 31, 2026 and 2025, respectively, we earned approximately $4.4 million and $2.1 million of commitment fee income, after related party expenses. We originated six loans during the three months ended March 31, 2026, compared to 10 loan originations during the three months ended March 31, 2025.
Expenses
Our expenses for the three months ended March 31, 2026 totaled $12.0 million and primarily consisted of management and performance fees, debt issuance and other financing costs, and general and administrative expenses. Expenses increased by $2.7 million as compared to the three months ended March 31, 2025, due primarily to an increase in the Company’s business activities since the prior-year period. The number of commercial real estate loan investments increased to 81 at March 31, 2026 from 56 at March 31, 2025.
Management fees and performance fees began to accrue on March 1, 2024. Management fees are accrued monthly and paid quarterly in arrears and performance fees are paid annually. The management fee is based on our NAV and is paid to the Adviser as compensation for services provided under the Advisory Agreement. The performance fee is based on Performance Fee Income, as defined in our Advisory Agreement. We will not pay the Adviser a performance fee with respect to any class of shares that has a negative total return per share for the calendar year. Total return is determined based on total distributions plus the change in NAV. During the three months ended March 31, 2026, we incurred management fees of $2.2 million and performance fees of $1.6 million compared to management fees of $1.1 million and performance fees of $0.8 million incurred in the three months ended March 31, 2025.

We expense debt issuance costs as incurred because we elected the fair value option for our secured financing facilities and revolving credit facility. When we incur debt issuance costs prior to a debt facility closing, we expense the costs as incurred if we intend to elect the fair value option to account for the debt facility and the closing is probable as of the balance sheet date. Our debt issuance and other financing costs primarily consist of upfront lender fees and legal costs directly associated with entering into our debt facilities. During the three months ended March 31, 2026 and 2025, we incurred debt issuance and other financing costs of $4.9 million. In the 2026 period, we incurred upfront costs due to a new repurchase facility and upsizing an existing repurchase facility; whereas in the 2025 period, we incurred upfront costs for the CLO Issuer and a new repurchase facility. For the three months ended March 31, 2026, average secured financing facilities borrowings were $2.9 billion as compared to $2.0 billion for the three months ended March 31, 2025.
Our general and administrative expenses primarily consisted of investing, accounting, auditing, legal and other professional fees. Our general and administrative expenses for the three months ended March 31, 2026 increased by $0.8 million as compared to the three months ended March 31, 2025. The increase is reflective of the increase in activity over the comparative period.
Net Asset Value (“NAV”)
We calculate our NAV each month in accordance with valuation guidelines approved by our board of directors. We calculate our NAV for each class of shares based on the net asset values of our investments (including but not limited to commercial real estate loans and debt securities), the addition of any other assets (such as cash, restricted cash, receivables, and other assets obtained in the ordinary course of business), and the deduction of any liabilities (including but not limited to financing facilities, Company-level credit facilities, securitized loans, payables, and other liabilities incurred in the ordinary course of business). NAV is not a measure used under generally accepted accounting principles in the United States of America (“GAAP”) and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV differs from GAAP. NAV is not equivalent to equity or any other GAAP measure.
The following table details the major components of our NAV as of March 31, 2026 and December 31, 2025:

$ in thousands, except share data	March 31, 2026	December 31, 2025
Commercial real estate loan investments, at fair value	$5,200,218	$4,702,728
Real estate-related securities, at fair value	17,222	14,818
Cash and cash equivalents	19,405	16,557
Restricted cash	34,334	29,058
Interest receivable	22,161	20,746
Derivative assets, at fair value	3,134	615
Other assets(1)	38,607	736
Unamortized debt costs	15,417	13,329
Secured lending agreements, at fair value	(2,820,938)	(2,359,543)
Term lending agreements, at fair value	(223,397)	(223,033)
Collateralized loan obligations, at fair value	(1,004,858)	(1,005,157)
Revolving credit facility, at fair value	(16,000)	(55,000)
Interest payable	(13,282)	(12,795)
Derivative liabilities, at fair value	(838)	(1,992)
Dividends and distributions payable	(7,277)	(6,536)
Accounts payable, accrued expenses and other liabilities	(45,390)	(31,526)
Due to affiliates(2)	(8,223)	(14,039)
Non-controlling interest liquidation preference	(125)	—
Net asset value	$1,210,170	$1,088,966
Number of outstanding shares(3)	48,062,325	43,168,734
(1)    Other assets include $0.9 million of prepaid expenses, $37.5 million principal and interest due from servicer, and $0.2 million related to the elimination of the impact of the net mark-to-market on retained CLO interests as of March 31, 2026. As of December 31, 2025, other assets include $0.4 million of prepaid expenses, $0.2 million of deferred offering costs and $0.1 million related to the elimination of the impact of the net mark-to-market on retained CLO interests.
(2)    Excludes (i) amounts advanced by the Adviser of $10.0 million and $10.9 million for organizational, offering and operating expenses as of March 31, 2026 and December 31, 2025, respectively and (ii) accrued stockholder servicing fees not currently payable to the Dealer Manager of $24.3 million and $22.4 million as of March 31, 2026 and December 31, 2025, respectively.
(3)    Includes 5,202,048 and 5,048,509 shares of common stock held by an Invesco affiliate that are classified as redeemable common stock as of March 31, 2026 and December 31, 2025, respectively.

The following table provides a breakdown of our total NAV and NAV per share by class as of March 31, 2026:

$ in thousands, except per share data	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total
Net asset value	$37,543	$563,686	$30,033	$3,016	$294,908	$46,171	$234,813	$1,210,170
Number of outstanding shares(1)	1,509,598	22,566,061	1,208,780	121,204	11,823,545	1,787,328	9,045,809	48,062,325
NAV Per Share(2)	$24.87	$24.98	$24.85	$24.88	$24.94	$25.83	$25.96
(1) Includes 1,196,923 Class S shares, 1,197,628 Class D shares, 1,194,434 Class I shares and 1,613,063 Class E shares that are classified as redeemable common stock.
Reconciliation of Equity to NAV
NAV is not a measure used under GAAP. In addition, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. Our monthly NAV is determined in accordance with valuation guidelines that have been approved by our board of directors. The treatment of certain assets and liabilities used for the determination of NAV under these guidelines differs from GAAP. NAV is not equivalent to equity or any other GAAP measure.
The following table reconciles GAAP equity per our condensed consolidated balance sheets to our NAV:

$ in thousands	March 31, 2026	December 31, 2025
Equity	$1,028,631	$914,643
Adjustments:
Redeemable common stock - related party	131,747	127,691
Advanced organizational, offering and operating expenses	10,034	10,870
Accrued stockholder servicing fees not currently payable(1)	24,288	22,352
Unamortized debt costs	15,417	13,329
Elimination of impact of net mark-to-market on retained CLO interests	178	81
Non-controlling interest liquidation preference	(125)	—
NAV	$1,210,170	$1,088,966
(1)    We have accrued stockholder servicing fees totaling $24.7 million of which $0.4 million is currently payable to the Dealer Manager as of March 31, 2026 and totaling $22.4 million of which $0.4 million was payable to the Dealer Manager as of December 31, 2025.
We classify common stock held by Invesco Realty, Inc., an affiliate, as redeemable common stock, which is not a component of equity on our GAAP condensed consolidated balance sheets. Due to the redemption terms and other features of these shares described in Note 11 — “Redeemable Common Stock - Related Party” of our Condensed Consolidated Financial Statements, we include the redemption value of these shares in our NAV as of each reporting date.
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
For the three months ended March 31, 2026 and 2025, we declared distributions of $21.1 million and $12.9 million, respectively.
The following tables summarize our distributions declared during the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026		2025
$ in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$7,571	36%	$4,915	38%
Reinvested in shares	13,514	64%	8,028	62%
Total distributions	$21,085	100%	$12,943	100%
Sources of Distributions
Cash flows from operating activities	$21,085	100%	$11,271	87%
Offering proceeds	—	—%	1,672	13%
Total sources of distribution	$21,085	100%	$12,943	100%

Net cash provided by operating activities	$22,734		$11,271
The table below details the net distribution per share for each of our common share classes for the three months ended March 31, 2026:

Declaration Date	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares
January 31, 2026	$0.1571	$0.1419	$0.1600	$—	$0.1600	$0.1600	$0.1600
February 28, 2026	0.1567	0.1437	0.1600	0.1552	0.1600	0.1600	0.1600
March 31, 2026	0.1563	0.1420	0.1599	0.1547	0.1600	0.1600	0.1600
Total(1)	$0.4701	$0.4276	$0.4799	$0.3099	$0.4800	$0.4800	$0.4800
(1) The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Dealer Manager.

Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings, and fund other general business needs, including our offering and operating expenses. Our offering and operating expenses include, among other things, the management and performance fees we pay to the Adviser, selling commissions, dealer manager fees and stockholder servicing fees we pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, administrative fees, and transfer agent fees. The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. The Adviser or the Adviser's affiliates may provide us services that would otherwise be performed by third parties. In such event, we will reimburse the Adviser or the Adviser's affiliate the cost of performing such services provided that such reimbursements will not exceed the amount that would be payable if such services were provided by a third party in an arms-length transaction.
Our sources of funds for liquidity consist of the net proceeds from our Continuous Offering, net cash provided by operating activities, proceeds and available borrowings from our secured financing facilities, collateralized loan obligations, and our revolving credit facility, loan repayments, uncalled capital commitments, and future issuances of equity and/or debt securities.
As of March 31, 2026, we had unfunded commitments of $381.8 million for certain of our commercial real estate loan investments. We currently believe that we have sufficient liquidity and capital resources available to settle these unfunded commitments, for the acquisition of additional investments, repayments on borrowings, the payment of cash dividends as required for continued qualification as a REIT, and to repurchase shares of our common stock under our share repurchase plan. Cash needs for items other than loan originations and asset acquisitions, including distributions, are generally met from operations, and cash needs for loan originations and asset acquisitions are funded by our continuous private offering and debt financings. However, there may be a delay between the sale of our shares and our origination of loan assets or purchase of assets that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.
We held cash and cash equivalents of $19.4 million and restricted cash of $34.3 million as of March 31, 2026. Our cash and cash equivalents change due to normal fluctuations in cash balances related to the timing of principal and interest payments and loan origination and funding activity. Our restricted cash changes based on the volume of new subscriptions for our shares, for payment of dividends by foreign subsidiaries after regulatory approval has been obtained, and for cash held by the Company’s collateralized loan obligations issuer pending reinvestment in eligible collateral.
The following table sets forth changes in cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
$ in thousands	2026	2025
Cash flows provided by operating activities	$22,734	$11,271
Cash flows used in investing activities	(549,603)	(384,589)
Cash flows provided by financing activities	535,030	367,532
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(37)	(1)
Net change in cash, cash equivalents and restricted cash	$8,124	$(5,787)
Operating activities — Cash flows provided by operating activities increased $11.5 million during the three months ended March 31, 2026 compared to the corresponding period in 2025 primarily driven by the increase in net interest income, which is income generated by our investments less financing costs.
Investing activities — Cash flows used in investing activities increased $165.0 million during the three months ended March 31, 2026 compared to the corresponding period in 2025 and consisted of originating six commercial real estate loan investments during the period and the purchase of real estate-related securities. Originations and fundings of loans during the three months ended March 31, 2026 totaled $595.6 million compared to $384.7 million during the corresponding period in 2025. The increase was partially offset by principal payments received from commercial real estate loan repayments.
Financing activities — Cash flows provided by financing activities increased $167.5 million during the three months ended March 31, 2026 compared to the corresponding period in 2025 primarily driven by net proceeds from our secured financing facilities, net proceeds from the issuance of common stock and repurchases of redeemable common stock in the prior-year period. The increase was partially offset by the net repayment of proceeds from our revolving credit facility, repurchases of common stock and payments of dividends.

As of March 31, 2026, our total assets were approximately $5.3 billion and consisted primarily of 81 investments in commercial real estate loans totaling $5.2 billion, restricted cash of $34.3 million and cash and cash equivalents of $19.4 million. We financed our commercial real estate loan investments with $3.0 billion of secured financing facility borrowings and $1.0 billion of collateralized loan obligations.
Our primary sources of liquidity as of March 31, 2026 and December 31, 2025 are summarized in the following table:

$ in thousands	March 31, 2026	December 31, 2025
Cash and cash equivalents	$19,405	$16,557
Available borrowings under revolving credit agreements	146,000	107,000
Available borrowings under secured financing facilities	1,535,026	997,028
Total sources of liquidity	$1,700,431	$1,120,585
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
Invesco has committed to purchase $150.0 million in capital under the Invesco Subscription Agreement in one or more closings through March 23, 2028. We may also call up to $150.0 million in additional capital (for a total of $300.0 million) if needed to avoid triggering any concentration limit imposed by a third party in connection with its distribution or placement of our shares or for purposes of repaying indebtedness drawn on the revolving credit facility. As of March 31, 2026, we had called $120.0 million of the total $300.0 million. Invesco Realty may not submit its shares for repurchase under our share repurchase plan until the earlier of March 23, 2028 and the date that our aggregate NAV is at least $1.5 billion. We can only accept a repurchase request from Invesco Realty after all requests from unaffiliated stockholders have been fulfilled. We may elect to repurchase all or any portion of the shares acquired by Invesco’s affiliate at any time at a per share price equal to the most recently determined NAV per share for the applicable share class.
An institutional investor purchased $200 million of our Class F shares during 2024. The Class F stockholder may not submit its shares for repurchase under our share repurchase plan until the earlier of March 23, 2028 and the date our aggregate NAV reaches $1.5 billion. However, the Class F stockholder is entitled to request that we repurchase its shares in the event that there is a Key Person Event or a Material Strategy Change, as such terms are defined in the Class F subscription agreement.
If we are unable to continue raising substantial funds in our Continuous Offering, we will make fewer investments resulting in less diversification in terms of the type, number, and size of investments we make. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reduce our net income, and limit our ability to make distributions.
Reimbursement of Certain Costs Paid by the Adviser
Under the terms of our Advisory Agreement, the Adviser advanced all of our organizational, offering and operating expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through May 31, 2024. Starting in December 2024, we began reimbursing the Adviser for these costs ratably over 52 months. As of March 31, 2026, we owe the Adviser approximately $10.0 million for the remaining outstanding balance of the expenses advanced by the Adviser under this arrangement. Any operating expenses incurred by the Adviser on behalf of the fund after May 31, 2024 are reimbursed quarterly to the Adviser.

Starting with the quarter ended June 30, 2025, we may not reimburse the Adviser at the end of any fiscal quarter for Total Operating Expenses (as defined in the Advisory Agreement) that exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”) for the four consecutive fiscal quarters then ended. We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended March 31, 2026 did not exceed the 2%/25% Guidelines.
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
Contractual Obligations and Commitments
Commitments and contingencies may arise in the ordinary course of business. As of March 31, 2026, we had unfunded commitments of $381.8 million for 66 of our commercial real estate loan investments. The unfunded commitments generally consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the remaining current maturity of the related loans of 1.39 years.
We have also committed to pay counterparty legal, diligence and other fees in connection with new financing facilities in the ordinary course of business.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, we were not involved in any material legal proceedings.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates that are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
A decline in benchmark interest rates can be expected to lead to lower interest income earned from any variable rate commercial real estate loan we hold and increases in the value of any fixed rate commercial real estate loan we may hold. To mitigate the impact of reduced earnings as a result of declining benchmark interest rates, we expect to structure benchmark interest rate floors into each loan where the borrower will be required to pay minimum debt service payments should benchmark interest rates fall below a predetermined rate. Additionally, reduced benchmark interest rates also cause our overall cost of borrowings to decrease. Because our borrowings do not feature interest rate floors, but our variable rate commercial real estate loans feature minimum debt service payments due to us, declining benchmark interest rates below the structured floors may result in an increase to the net interest income received and an increase in the amount of performance fees payable to the Adviser.
As of March 31, 2026, we had $5.2 billion of floating rate commercial real estate loans, $3.0 billion of floating rate secured financing facilities, $1.0 billion of floating rate collateralized loan obligations, $16.0 million balance outstanding on our revolving credit facility, and $12.9 million of floating rate real-estate related securities.
The net interest income sensitivity analysis table presented below shows the estimated impact over a twelve-month period of an instantaneous parallel shift in the yield curve, up and down by 50 basis points and 100 basis points on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of March 31, 2026. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience. Actual results could differ significantly from those estimated in the interest rate sensitivity table.

$ in thousands	At March 31, 2026
Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$11,660	9.73%
+0.50%	$5,776	4.82%
-0.50%	$(5,345)	(4.46)%
-1.00%	$(705)	(0.59)%

As mentioned above, all of our variable rate commercial real estate loans have interest rate floors while our borrowings do not have floors. As a result, a decline in benchmark rates decreases our borrowing costs while loan income decreases only to the floor, which we anticipate would result in an increase in net interest income should benchmark interest rates fall below a predetermined rate.
Certain assumptions have been made in calculating the interest rate risk sensitivities and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates at March 31, 2026. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investments, which can result in material changes to our interest rate risk in the portfolio. The analysis does not consider the potential effects of sustained or prolonged interest rate fluctuations, as it reflects estimated conditions only at a specific point in time.
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
While our investment objectives include avoiding excess sponsor/borrower concentration, we expect to experience some level of sponsor/borrower concentration prior to the time that we have raised substantial offering proceeds and acquired a broad portfolio of Credit Assets. As of March 31, 2026, we have invested in 81 commercial real estate loans with a fair value of $5.2 billion.
Where applicable, we seek to avoid large single tenant exposure and we generally undertake a credit evaluation of major tenants prior to making a loan. This analysis includes extensive due diligence of a potential tenant’s creditworthiness and business, as well as an assessment of the strategic importance of the property to the tenant’s core business operations.
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
We may be exposed to counterparty credit risk under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize counterparty credit risk, including the risk associated with the future creditworthiness of our foreign currency hedge counterparties, by entering into transactions with high-quality counterparties. When determining the fair value of our currency forward contracts, including currency forward contracts, we consider the effect of nonperformance risk as a part of the valuation process and include a credit risk adjustment where appropriate. As of March 31, 2026, we held derivative instruments with a fair value asset balance of $3.1 million and a liability balance of $0.8 million.
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
The non-CLO investment portfolio value sensitivity analysis table presented below shows the estimated impact of a change in market benchmark spreads, up and down 50 basis points and 100 basis points, on the fair value of our benchmark spread-sensitive investments and borrowings as of March 31, 2026, assuming a static portfolio and constant financing. When evaluating the impact of changes in benchmark spreads, prepayment assumptions and principal reinvestment rates are adjusted based on our Adviser’s expectations. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience. Actual results could differ significantly from those estimated in the benchmark spread sensitivity table.

$ in thousands	At March 31, 2026
Change in Benchmark Spreads	Projected Increase (Decrease) in Net Portfolio Value	Percentage Change in Projected Net Portfolio Value
+1.00%	$(16,884)	(0.79)%
+0.50%	$(7,899)	(0.37)%
-0.50%	$1,677	0.08%
-1.00%	$3,343	0.16%
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
Commercial real estate loans and loan participations that are collateral assets within the consolidated CLO are measured using the fair value of the more observable CLO notes as an indicator of the fair value of the CLO assets as a whole; therefore, fair values of CLO assets and liabilities will move in an offsetting direction. The difference between the consolidated CLO’s assets and the third-party liabilities is equivalent to the Company’s retained interest, which is eliminated in consolidation. The net changes in valuation of the CLO’s loan assets and third party notes impact the Company’s results of operations in an amount equivalent to its eliminated retained interests. The sensitivity analysis excludes retained interests in commercial real estate CLOs due to the absence of a reliable market benchmark and the structural variability of these positions, which limits the comparability and relevance of modeled outcomes.
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
The following table represents our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	March 31, 2026
	Euro	GBP
Foreign currency assets	€239,598	£409,276
Foreign currency liabilities	(191,404)	(320,401)
Foreign currency contracts - notional, net	(49,802)	(90,588)
Net exposure to exchange rate fluctuations	€(1,608)	£(1,713)
Net exposure to exchange rate fluctuations in USD(1)	$(1,850)	$(2,264)
(1) Represents the U.S. dollar equivalent based on the Euro closing rate of 1.15044 and GBP closing rate of 1.32168 as of March 31, 2026.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, we were not involved in any material legal proceedings.
ITEM 1A.    RISK FACTORS
There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2.    USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
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

As set forth above, we may waive the Early Repurchase Deduction in respect of repurchase of shares resulting from the death, qualifying disability (as such term is defined in Section 72(m)(7) of the Code) or divorce of a stockholder who is a natural person, including shares held by such stockholder through a trust or an individual retirement account or other retirement or profit-sharing plan, after (1) in the case of death, receiving written notice from the estate of the stockholder, the recipient of the shares through bequest or inheritance, or, in the case of a trust, the trustee of such trust, who shall have the sole ability to request repurchase on behalf of the trust, (2) in the case of qualified disability, receiving written notice from such stockholder, provided that the condition causing the qualifying disability was not pre-existing on the date that the stockholder became a stockholder or (3) in the case of divorce, receiving written notice from the stockholder of the divorce and the stockholder’s instructions to effect a transfer of the shares (through the repurchase of the shares by us and the subsequent purchase by the stockholder) to a different account held by the stockholder (including trust or an individual retirement account or other retirement or profit-sharing plan). We must receive the written repurchase request within 12 months after the death of the stockholder, the initial determination of the stockholder’s disability or divorce in order for the requesting party to rely on any of the special treatment described above that may be afforded in the event of the death, disability or divorce of a stockholder. In the case of death, such a written request must be accompanied by a certified copy of the official death certificate of the stockholder. If spouses are joint registered holders of shares, the request to have the shares repurchased may be made if either of the registered holders dies or acquires a qualified disability. If the stockholder is not a natural person, such as certain trusts or a partnership, corporation or other similar entity, the right to waiver of the Early Repurchase Deduction upon death, disability or divorce does not apply.
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
During the three months ended March 31, 2026, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (3)
January 2026	142,956	$25.02	142,956	—
February 2026(4)	490,540	$25.15	380,055	—
March 2026	251,147	$24.86	251,147	—
	884,643	$25.05	774,158	—
(1)Shares repurchased within one year of the date of issuance generally will be repurchased at 95% of the current transaction price, subject to certain limited exceptions.
(2)Number of shares repurchased as part of publicly announced plans or programs include share repurchases, if any, under our share repurchase plan.
(3)All repurchase requests under our share repurchase plan were satisfied.
(4)The Total Number of Shares Repurchased and Average Price Paid per Share includes 110,485 shares of our redeemable common stock held by the Adviser repurchased outside of the share repurchase plan, with an average price paid per share of $25.78, related to shares that were previously issued to the Adviser as payment for management fees and performance fees.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Revolving Credit Facility
On May 7, 2026, the Operating Partnership, as borrower, the Company, Invesco Commercial Real Estate Finance Trust Investments GP, LLC, and the Adviser, entered into a revolving credit agreement with NatWest Markets PLC ("NatWest"), as administrative agent and lender (the "Credit Agreement").
The Credit Agreement provides for revolving loans in two tranches, one supported by uncalled capital commitments (“Tranche A”) and one supported by investment distributions (“Tranche B”). Aggregate commitment as of the closing date are $100 million and are fully allocated to Tranche B. The total commitment may be increased to an amount not exceeding $330 million. The Operating Partnership’s obligations under the Credit Agreement are secured by the uncalled capital commitments of any institutional investors and pledges of capital contribution and investment distribution accounts.
Tranche A matures on January 23, 2028 or, if sooner, 45 days prior to the last date on which the Company can issue capital calls to the investors to repay obligations under the Credit Agreement. Tranche B matures on May 5, 2028.
The Company will pay (1) an unused commitment fee of 0.25% of the Tranche A facility limit, (2) an unused commitment fee of 1.00% of the Tranche B facility limit, (3) an annualized interest rate on any drawn amounts equal to, for SOFR-based loans, one-month Term SOFR plus 1.90% for Tranche A loans and a margin ranging from 2.75% to 3.25% for Tranche B loans dependent on the chosen advance rate for Tranche B and (4) an arranger fee equal to 0.25% of the Tranche A facility limit and 0.50% of the Tranche B facility limit. The Credit Agreement provides for the payment of a fee to NatWest in the event the Company refinances the Tranche B commitment under the Credit Agreement, under specified circumstances.
The Credit Agreement contains various restrictions and covenants applicable to the Company and the other credit parties. Among other requirements, the Company may not exceed certain debt limitations and must satisfy certain net worth tests and other financial covenants.
The Credit Agreement also contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then NatWest may declare any outstanding obligations under the Credit Agreement to be immediately due and payable. In addition, if the Company or the Adviser becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable.
Termination of Revolving Credit Facility
On May 6, 2026, we satisfied all outstanding obligations under and terminated the credit agreement, dated December 11, 2023, by and among INCREF Borrower, LLC, the Company, the Adviser and Goldman Sachs Bank USA, in accordance with our termination rights thereunder.
Redeemable Common Stock - Related Party
On May 7, 2026, the Company cancelled the additional $150.0 million capital commitment from Invesco Realty. The additional capital commitment was only available if needed to avoid triggering any concentration limit imposed by a third party in connection with its distribution or placement of our shares or for purposes of repaying indebtedness drawn on the existing credit agreement, which we terminated on May 6, 2026.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

10.1
Amendment No. 1 to Subscription Agreement, dated as of January 21, 2026, by and between Texas Municipal Retirement System and the Company. incorporated by reference to Exhibit 10-8 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 26, 2026.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments; and (iv) Condensed Consolidated Statements of Cash Flows

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

INVESCO COMMERCIAL REAL ESTATE FINANCE TRUST, INC.
May 11, 2026	By:	/s/ Charlie Rose
Charlie Rose
Chief Executive Officer and President
(Principal Executive Officer)

May 11, 2026	By:	/s/ Courtney Popelka
Courtney Popelka
Chief Financial Officer and Treasurer
(Principal Financial Officer)