Form 10-Q
period 2026-06-30
Invesco Commercial Real Estate Finance Trust, Inc.
filed 2026-08-10
CIK 1976927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 6, 2026, there were 56,952,402 outstanding shares of common stock of Invesco Commercial Real Estate Finance Trust, Inc. comprised of 1,857,393 Class S common stock, 26,357,592 Class S-1 common stock, 1,510,929 Class D common stock, 327,723 Class D-1 common stock, 15,427,280 Class I common stock, 2,200,833 Class E common stock, and 9,270,652 Class F common stock.

Invesco Commercial Real Estate Finance Trust, Inc.

SIGNATURES

PART I – FINANCIAL INFORMATION
ITEM 1.                FINANCIAL STATEMENTS
Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

$ in thousands except share amounts	June 30, 2026	December 31, 2025
ASSETS
Commercial real estate loan investments, at fair value (including pledged loans of $5,762,684 and $4,475,009, respectively)	$6,062,942	$4,702,728
Real estate-related securities, at fair value	19,404	14,818
Cash and cash equivalents	75,728	16,557
Restricted cash	126,389	29,058
Interest receivable	30,072	20,746
Derivative assets, at fair value	5,731	615
Other assets	134,680	655
Total assets(1)	$6,454,946	$4,785,177

LIABILITIES
Secured lending agreements, at fair value	$2,583,774	$2,359,543
Term lending agreements, at fair value	223,681	223,033
Collateralized loan obligations, at fair value	2,126,794	1,005,157
Revolving credit facility, at fair value	100,000	55,000
Interest payable	19,170	12,795
Derivative liabilities, at fair value	777	1,992
Dividends and distributions payable (including $1,026 and $804 due to related party, respectively)	8,234	6,536
Accounts payable, accrued expenses and other liabilities	31,952	31,526
Due to affiliates	49,400	47,261
Total liabilities(1)	5,143,782	3,742,843

Commitments and contingencies (See Note 14)	—	—

Redeemable common stock - related party (see Note 11)	$163,324	$127,691

EQUITY
Common stock, Class S shares, $0.01 par value per share, 500,000,000 shares authorized	3	2
Common stock, Class S-1 shares, $0.01 par value per share, 500,000,000 shares authorized	251	203
Common stock, Class D shares, $0.01 par value per share, 500,000,000 shares authorized	—	—
Common stock, Class D-1 shares, $0.01 par value per share, 500,000,000 shares authorized	3	—
Common stock, Class I shares, $0.01 par value per share, 500,000,000 shares authorized	127	85
Common stock, Class E shares, $0.01 par value per share, 500,000,000 shares authorized	1	1
Common stock, Class F shares, $0.01 par value per share, 500,000,000 shares authorized	93	89
Additional paid-in capital	1,165,712	930,845
Accumulated other comprehensive income	47	94
Accumulated deficit	(18,510)	(16,676)
Total stockholders’ equity	1,147,727	914,643
Non-controlling interest	113	—
Total equity	1,147,840	914,643
Total liabilities, redeemable common stock and equity	$6,454,946	$4,785,177
(1) The condensed consolidated balance sheets at June 30, 2026 and December 31, 2025 include assets of $2.5 billion and $1.2 billion, respectively, and liabilities of $2.1 billion and $1.0 billion, respectively, of consolidated collateralized loan obligations, which are variable interest entities (“VIE”). The VIE’s assets can only be used to settle the obligations of the VIE. See Note 6 — “Collateralized Loan Obligations” for additional information.
See accompanying notes to condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands except share and per share amounts	2026	2025	2026	2025
Net Interest Income
Commercial real estate loan interest income	$90,785	$55,221	$167,910	$102,062
Real estate-related securities interest income	260	50	494	50
Other interest income	1,154	1,059	2,019	2,034
Interest expense	(60,793)	(37,323)	(112,412)	(68,620)
Net interest income	31,406	19,007	58,011	35,526

Other Income (Expense)
Gain (loss) on loans, net	(19,661)	26,414	(35,891)	39,094
Gain (loss) on real estate-related securities, net	67	20	21	20
Gain (loss) on secured financing facilities, net	8,374	(20,681)	18,516	(29,155)
Unrealized gain (loss) on collateralized loan obligations, net	10,209	(5,153)	11,080	(5,153)
Gain (loss) on derivative instruments, net	1,318	(5,362)	7,577	(7,542)
Gain (loss) on foreign currency transactions, net	(3)	(117)	(469)	(108)
Loan arrangement fee income, net of related party expense of $3,494, $4,957, $3,246 and $5,365 for the three and six months ended June 30, 2026 and 2025, respectively	10,484	3,459	14,864	5,578
Other income and (expense), net	(54)	290	138	579
Total other income (expense), net	10,734	(1,130)	15,836	3,313

Expenses
Management and performance fees - related party	4,140	1,838	7,944	3,668
Debt issuance and other financing costs related to borrowings, at fair value	11,735	5,478	16,603	10,394
Organizational costs	—	—	—	2
General and administrative	2,893	2,274	6,212	4,824
Total expenses	18,768	9,590	30,759	18,888

Net income (loss)	23,372	8,287	43,088	19,951
Net income (loss) attributable to non-controlling interest	3	—	6	—
Dividends to preferred stockholders	—	—	—	(2)
Issuance and redemption costs of redeemed preferred stock	—	—	—	(27)
Net income (loss) attributable to common stockholders	$23,369	$8,287	$43,082	$19,922

Net income (loss)	$23,372	$8,287	$43,088	$19,951
Currency translation adjustment	24	123	(47)	149
Comprehensive income (loss)	23,396	8,410	43,041	20,100
Net income (loss) attributable to non-controlling interest	3	—	6	—
Dividends to preferred stockholders	—	—	—	(2)
Issuance and redemption costs of redeemed preferred stock	—	—	—	(27)
Comprehensive income (loss) attributable to common stockholders	$23,393	$8,410	$43,035	$20,071

Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$0.45	$0.26	$0.87	$0.68
Diluted	$0.45	$0.26	$0.87	$0.68
Weighted average number of shares of common stock
Basic	52,468,721	31,307,099	49,521,555	29,281,449
Diluted	52,468,743	31,307,126	49,521,678	29,281,501
See accompanying notes to condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Common Stock
(Unaudited)

	Series A Preferred Stock	Class S Common Stock	Class S-1 Common Stock	Class D Common Stock	Class D-1 Common Stock	Class I Common Stock	Class E Common Stock	Class F Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable Common Stock
$ in thousands
Balance as of December 31, 2025	$—	$2	$203	$—	$—	$85	$1	$89	$930,845	$94	$(16,676)	$914,643	$—	$914,643	$127,691
Net income (loss)	—	—	—	—	—	—	—	—	—	—	19,713	19,713	3	19,716	—
Proceeds from issuance of common stock, net of offering costs	—	1	24	—	1	24	—	—	121,508	—	—	121,558	—	121,558	—
Proceeds from issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,804
Common stock distribution reinvestment	—	—	3	—	—	1	—	2	13,104	—	—	13,110	—	13,110	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(21,085)	(21,085)	—	(21,085)	—
Proceeds from non-controlling interest, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	113	113	—
Distributions on non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(3)	(3)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	62	—	—	62	—	62	—
Repurchase of common stock	—	—	(4)	—	—	(4)	—	—	(19,304)	—	—	(19,312)	—	(19,312)	—
Repurchase of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,848)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(71)	—	(71)	—	(71)	—
Adjustment to the carrying value of redeemable common stock	—	—	—	—	—	—	—	—	(100)	—	—	(100)	—	(100)	100
Balance as of March 31, 2026	$—	$3	$226	$—	$1	$106	$1	$91	$1,046,115	$23	$(18,048)	$1,028,518	$113	$1,028,631	$131,747
Net income (loss)	—	—	—	—	—	—	—	—	—	—	23,369	23,369	3	23,372	—
Proceeds from issuance of common stock, net of offering costs	—	—	24	—	2	22	—	—	117,083	—	—	117,131	—	117,131	—
Proceeds from issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	32,218
Common stock distribution reinvestment	—	—	3	—	—	1	—	2	14,410	—	—	14,416	—	14,416	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(23,831)	(23,831)	—	(23,831)	—
Distributions on non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(3)	(3)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	83	—	—	83	—	83	—
Repurchase of common stock	—	—	(2)	—	—	(2)	—	—	(11,546)	—	—	(11,550)	—	(11,550)	—
Repurchase of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,074)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	24	—	24	—	24	—
Adjustment to the carrying value of redeemable common stock	—	—	—	—	—	—	—	—	(433)	—	—	(433)	—	(433)	433
Balance as of June 30, 2026	$—	$3	$251	$—	$3	$127	$1	$93	$1,165,712	$47	$(18,510)	$1,147,727	$113	$1,147,840	$163,324

	Series A Preferred Stock	Class S Common Stock	Class S-1 Common Stock	Class D Common Stock	Class D-1 Common Stock	Class I Common Stock	Class E Common Stock	Class F Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable Common Stock
$ in thousands
Balance at December 31, 2024	$205	$—	$72	$—	$—	$27	$1	$82	$448,947	$(65)	$(13,920)	$435,349	$—	$435,349	$151,367
Net income (loss)	—	—	—	—	—	—	—	—	—	—	11,664	11,664	—	11,664	—
Proceeds from issuance of common stock, net of offering costs	—	—	33	—	—	11	—	—	105,624	—	—	105,668	—	105,668	—
Proceeds from issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,814
Common stock distribution reinvestment	—	—	1	—	—	—	—	2	7,565	—	—	7,568	—	7,568	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(12,943)	(12,943)	—	(12,943)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	19	—	—	19	—	19	—
Repurchase of common stock	—	—	—	—	—	—	—	—	(754)	—	—	(754)	—	(754)	—
Repurchase of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(30,000)
Redemption of preferred stock	(205)	—	—	—	—	—	—	—	—	—	(27)	(232)	—	(232)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	26	—	26	—	26	—
Adjustment to the carrying value of redeemable common stock	—	—	—	—	—	—	—	—	(160)	—	—	(160)	—	(160)	160
Balance at March 31, 2025	$—	$—	$106	$—	$—	$38	$1	$84	$561,241	$(39)	$(15,228)	$546,203	$—	$546,203	$124,341
Net income (loss)	—	—	—	—	—	—	—	—	—	—	8,287	8,287	—	8,287	—
Proceeds from issuance of common stock, net of offering costs	—	2	32	—	—	15	—	—	118,759	—	—	118,808	—	118,808	—
Proceeds from issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,062
Common stock distribution reinvestment	—	—	1	—	—	1	—	1	8,667	—	—	8,670	—	8,670	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(14,349)	(14,349)	—	(14,349)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	43	—	—	43	—	43	—
Repurchase of common stock	—	—	—	—	—	(1)	—	—	(2,397)	—	—	(2,398)	—	(2,398)	—
Repurchase of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(148)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	123	—	123	—	123	—
Adjustment to the carrying value of redeemable common stock	—	—	—	—	—	—	—	—	55		—	55	—	55	(55)
Balance at June 30, 2025	$—	$2	$139	$—	$—	$53	$1	$85	$686,368	$84	$(21,290)	$665,442	$—	$665,442	$125,200

See accompanying notes to condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
$ in thousands	2026	2025
Cash flows from operating activities:
Net income (loss)	$43,088	$19,951
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on loans, net	35,891	(39,094)
(Gain) loss on real estate-related securities, net	(21)	(20)
(Gain) loss on secured financing facilities, net	(18,516)	29,155
Unrealized (gain) loss on collateralized loan obligations, net	(11,080)	5,153
(Gain) loss on derivative instruments, net	(7,577)	7,542
(Gain) loss on foreign currency transactions	3	—
Debt issuance costs	14,942	8,732
Amortization of equity based compensation and other	710	300
Change in operating assets and liabilities:
Increase in operating assets	(12,180)	(3,441)
Increase (decrease) in operating liabilities	6,243	(392)
Increase (decrease) in due to affiliate	7,076	2,836
Net cash provided by operating activities	58,579	30,722
Cash flows from investing activities:
Originations and fundings of commercial real estate loans	(1,798,736)	(1,120,159)
Purchase of real estate-related securities	(6,565)	(9,794)
Principal payments from commercial real estate loans	271,433	—
Principal payments from real estate-related securities	2,000	51
Settlement of foreign currency forward contracts, net	1,246	113
Net cash used in investing activities	(1,530,622)	(1,129,789)
Cash flows from financing activities:
Proceeds from revolving credit facility	416,000	135,000
Repayment of revolving credit facility	(371,000)	(135,000)
Proceeds from secured financing facilities	1,296,447	822,048
Repayment of secured financing facilities	(1,053,052)	(878,561)
Proceeds from collateralized loan obligations	1,132,152	995,738
Proceeds from issuance of common stock, net of offering costs	214,853	212,363
Proceeds from non-controlling interest, net of offering costs	113	—
Proceeds from issuance of redeemable common stock	30,000	—
Repurchase of common stock	(28,180)	(3,023)
Repurchase of redeemable common stock	(3,922)	(30,148)
Redemption of preferred stock	—	(232)
Proceeds from subscriptions paid in advance	23,152	22,776
Cash paid for debt issuance costs	(12,326)	(8,263)
Payments of dividends	(15,692)	(9,788)
Distributions to non-controlling interest	(6)	—
Net cash provided by financing activities	1,628,539	1,122,910
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6	40
Net change in cash, cash equivalents and restricted cash	156,502	23,883
Cash, cash equivalents and restricted cash, beginning of period	45,615	100,034
Cash, cash equivalents and restricted cash, end of period	$202,117	$123,917

Supplemental disclosures:
Interest paid	$105,464	$67,875
Taxes paid	11	—
Non-cash investing and financing activities:
Dividends and distributions declared not paid	$8,234	$5,033
Common stock distribution reinvestment	27,526	16,238
Common stock subscription receivable	35	—
Issuance of redeemable common stock for payment of management and performance fees	9,022	3,876
Accrued common stock repurchases	3,587	184
Offering costs due to affiliates	4,085	7,671
Adjustment to carrying value of redeemable common stock	533	105
Principal payments from commercial real estate loans due from servicer	131,200	—
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
Consolidation
Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and consolidate the financial statements of the Company and its controlled subsidiaries. In determining whether we have a controlling financial interest in a partially owned entity, we consider whether the entity is a variable interest entity (“VIE”) and whether we are the primary beneficiary. We are the primary beneficiary of a VIE when we have both the power to direct the most significant activities impacting the economic performance of the VIE and the obligation to absorb losses or receive benefits significant to the VIE. See additional information on our VIEs for the collateralized loan obligations issuers (“CLO Issuers”) in Note 6 — “Collateralized Loan Obligations.” All significant intercompany transactions, balances, revenues and expenses are eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of our financial condition and results of operations for the periods presented.
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
Reclassifications
Certain prior period reported amounts and presentations have been reclassified to be consistent with the current presentation. Such reclassifications have no impact on total assets, net income or equity attributable to common stockholders.

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
Due From Servicer
As of June 30, 2026, the Company had a balance of $133.6 million related to amounts collected by the loan servicer but not yet remitted to the Company’s consolidated CLO Issuers and to the Company. These amounts primarily represent principal and interest payments received from borrowers prior to quarter-end but not yet transferred to the Company. This amount is included in Other Assets on the condensed consolidated balance sheet as of June 30, 2026.
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
For the three and six months ended June 30, 2026, we recorded income tax expense of $11,000 and $25,000, respectively, located within other income and (expense), net on our comprehensive statements of comprehensive income. For the three and six months ended June 30, 2025, income tax expense was not material. As of June 30, 2026, our tax years 2023 through 2026 remain subject to examination by the United States tax authorities.
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
In the month that we originate or acquire a loan that is held outside of the CLO Issuers, the par value of the loan represents its fair value. Thereafter, an independent valuation advisor values our commercial loan investments monthly using a discounted cash flow analysis. The yield used in the discounted cash flow analysis is determined by comparing the features of the loan to the interest rates and terms required by lenders in the new loan origination market for similar loans and the yield required by investors acquiring similar loans in the secondary market as well as a comparison of current market and collateral conditions to those present at origination or acquisition. The Company elected to apply the measurement alternative for consolidated collateralized financing entities with respect to the CLO Issuers. Accordingly, commercial real estate loans and loan participations that are collateral assets within the consolidated CLO Issuers are measured using the fair value of the more observable notes as an indicator of the fair value of the assets as a whole. A portion of these notes are related to the retained income notes, which are valued using a discounted cash flow model. The discounted cash flow model estimates expected future cash flows based on the contractual terms and relevant market data, incorporating collateral characteristics, prepayment and default assumptions, loss severity, credit enhancement features, and note specific factors, and discounts these projected cash flows using a market‑based yield.
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
We generally determine the fair value of the collateralized loan obligations by utilizing third-party pricing services, broker-dealer quotations, and discounted cash flow models. We conduct an ongoing evaluation of their valuation methodologies and processes and review the individual valuations themselves. Our review consists of consideration of a variety of factors, including market transaction information for the particular bond, market transaction information for similar bonds, the bond’s ratings and the bond’s subordination levels.
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
Collateralized Loan Obligations
The Company financed certain pools of loans and loan participations from its existing loan portfolio through managed collateralized financing entities, which include INCREF 2025-FL1 and INCREF 2026-FL2, or collectively, the CLO Issuers. The Company consolidates the CLO Issuers because it determined that INCREF 2025-FL1 and INCREF 2026-FL2 are each a VIE and that the Company is the primary beneficiary of such VIE. The collateral assets securing the collateralized loan obligations include the pool of loans and loan participations, which are included on the condensed consolidated balance sheets as commercial real estate loan investments, at fair value. The notes issued by the consolidated CLO Issuers are included on the Company’s condensed consolidated balance sheets as collateralized loan obligations, at fair value. Collateralized loan obligations consist solely of obligations held by third party rated note holders and exclude the retained tranches held by the Company, which are eliminated in consolidation of the CLO Issuers. The interest income from the CLO Issuers’ collateral assets and interest expense on the notes issued by the CLO Issuers are presented on a gross basis within interest income and interest expense, respectively, in the condensed consolidated statements of comprehensive income. Because we elected the fair value option for our collateralized loan obligations, we record any changes in their fair values as unrealized gain (loss) on collateralized loan obligations, net in our condensed consolidated statements of comprehensive income.
Significant Accounting Policies
There have been no changes to our accounting policies included in Note 2 — “Summary of Significant Accounting Policies” to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2025.

3.Commercial Real Estate Loan Investments
The table below summarizes our investments in commercial real estate loans as of June 30, 2026 and December 31, 2025:

$ in thousands
Loan Type	Loan Amount(1)	Principal Balance Outstanding	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Life (years)(3)
June 30, 2026
Senior loans(4)	$6,593,818	$6,038,709	$6,036,363	6.18%	3.88
Mezzanine loans	30,000	26,579	26,579	12.00%	3.34
Total	$6,623,818	$6,065,288	$6,062,942	6.21%	3.88
December 31, 2025
Senior loans(4)	$5,025,649	$4,670,191	$4,677,720	6.40%	3.91
Mezzanine loans	30,000	25,008	25,008	12.00%	3.84
Total	$5,055,649	$4,695,199	$4,702,728	6.43%	3.91
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
The tables below detail the property type and geographic location of the properties securing our commercial real estate loans as of June 30, 2026 and December 31, 2025:

$ in thousands	June 30, 2026		December 31, 2025
Property Type	Fair Value	Percentage	Fair Value	Percentage
Multifamily	$2,861,340	47.2%	$2,292,433	48.7%
Industrial	2,596,798	42.8%	1,870,741	39.8%
Student housing	348,399	5.7%	343,204	7.3%
Self-storage	215,855	3.6%	196,350	4.2%
Medical office	40,550	0.7%	—	—%
Total	$6,062,942	100.0%	$4,702,728	100.0%

$ in thousands	June 30, 2026		December 31, 2025
Geographic Location	Fair Value	Percentage	Fair Value	Percentage
United States:
East	$1,963,819	32.4%	$1,541,558	32.8%
South	1,569,544	25.9%	1,363,352	29.0%
West	1,213,425	20.0%	1,065,183	22.6%
Midwest	130,538	2.2%	130,287	2.8%
Total	$4,877,326	80.5%	$4,100,380	87.2%
Non-US:
United Kingdom(1)	$740,191	12.2%	$324,365	6.9%
Europe(2)	445,425	7.3%	277,983	5.9%
Total	$1,185,616	19.5%	$602,348	12.8%
Total	$6,062,942	100.0%	$4,702,728	100.0%
(1)Our European loans that are collateralized by industrial commercial real estate in the United Kingdom are denominated in British pound sterling and have an aggregate fair value of £558.9 million as of June 30, 2026.
(2)Our European loans that are collateralized by industrial commercial real estate in France, Spain, Italy, Germany, and the Netherlands are denominated in Euros and have an aggregate fair value of €390.5 million as of June 30, 2026.

The weighted average loan-to-value ratio, a metric utilized in the fair value measurement of our commercial real estate loan investments, for our loan investments at June 30, 2026 was approximately 67% based on the loan principal amount and the independent property appraisals.
Interest income earned by our US commercial real estate loans for the three and six months ended June 30, 2026 was $74.2 million and $141.2 million, respectively, and for the three and six months ended June 30, 2025 was $49.7 million and $91.8 million, respectively. Interest income earned by our non-US commercial real estate loans for the three and six months ended June 30, 2026 was $16.6 million and $26.7 million, respectively, and for the three and six months ended June 30, 2025 was $5.5 million and $10.2 million, respectively.
4.Real Estate-Related Securities
The following tables summarize our real estate-related securities as of June 30, 2026 and December 31, 2025:

	June 30, 2026
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain (Loss), Net	Fair Value	Weighted Average Yield	Weighted Average Maturity Date
Non-agency CMBS	$19,320	$23	$19,343	$61	$19,404	6.09%	July 2041

	December 31, 2025
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain (Loss), Net	Fair Value	Weighted Average Yield	Weighted Average Maturity Date
Non-agency CMBS	$14,770	$(38)	$14,732	$86	$14,818	6.29%	March 2040
The following tables present the components of gain (loss) on real estate-related securities, net for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
$ in thousands	Realized Gain (Loss), Net	Unrealized Gain (Loss), Net	Gain (Loss), Net
Non-agency CMBS	$45	$22	$67

	Six Months Ended June 30, 2026
$ in thousands	Realized Gain (Loss), Net	Unrealized Gain (Loss), Net	Gain (Loss), Net
Non-agency CMBS	$45	$(24)	$21

	Three Months Ended June 30, 2025
$ in thousands	Realized Gain (Loss), Net	Unrealized Gain (Loss), Net	Gain (Loss), Net
Non-agency CMBS	$—	$20	$20

	Six Months Ended June 30, 2025
$ in thousands	Realized Gain (Loss), Net	Unrealized Gain (Loss), Net	Gain (Loss), Net
Non-agency CMBS	$—	$20	$20

5.Borrowings
The table below summarizes our borrowing arrangements as of June 30, 2026 and December 31, 2025. Our borrowing arrangements include our secured financing facilities and a revolving credit facility.

			June 30, 2026					December 31, 2025
$ in thousands	Current Maturity	Extension Options(1)	Weighted Average Interest Rate(2)	Maximum Facility Size	Available Capacity	Amount Outstanding	Fair Value	Amount Outstanding	Fair Value

Term Lending Agreements
INCREF Lending II	Match-term	Match-term	5.94%	$300,000	$144,319	$155,681	$155,681	$155,027	$155,033
INCREF Lending III	Match-term	Match-term	5.17%	72,840	4,840	68,000	68,000	$68,000	$68,000

Secured Lending Agreements
Repurchase Agreements
Morgan Stanley Bank(3)	Dec 2027	Dec 2028	5.17%	750,000	375,822	374,178	374,184	713,335	713,335
Citibank	Jun 2028	Jun 2030	5.07%	1,300,000	604,347	695,653	695,678	590,301	590,401
Barclays(3)	Apr 2027	Apr 2029	5.11%	500,000	153,732	346,268	346,040	328,897	328,897
Wells Fargo(3)	Mar 2028	Mar 2031	4.84%	1,200,000	459,660	740,340	740,352	340,663	340,664
Bank of Montreal(3)	Jul 2027	Jul 2030	4.93%	256,600	32,600	224,000	224,000	256,600	256,600
INCREF Repurchase I(3)	Feb 2027	Feb 2030	4.94%	250,000	163,542	86,458	86,459	129,589	129,646
INCREF Repurchase II	Feb 2029	Feb 2029	5.05%	250,000	132,992	117,008	117,061	N/A	N/A
Total secured financing facilities				$4,879,440	$2,071,854	$2,807,586	$2,807,455	$2,582,412	$2,582,576

Revolving Credit Facility(4)	May 2028	May 2029	6.90%	$100,000	$—	$100,000	$100,000	$55,000	$55,000
(1)Assumes all available extension options are exercised.
(2)Represents the weighted average interest rate in effect as of June 30, 2026.
(3)Certain extension options for these facilities are subject to lender approval and compliance with certain financial and administrative covenants.
(4)A new revolving credit facility was entered into on May 7, 2026, resulting in the termination of the prior credit facility.
Borrowings denominated in U.S. dollars under our secured financing facilities and revolving credit facility bear interest at one-month Term SOFR plus a spread. Euro denominated borrowings bear interest at three-month Euribor plus a spread, and our British pound sterling denominated borrowings bear interest at three-month SONIA plus a spread. Our secured financing facilities are subject to certain non-financial and financial covenants, including liquidity, tangible net worth and leverage covenants. We were in compliance with these covenants as of June 30, 2026.
Term Lending Agreements
INCREF Lending II and INCREF Lending III provide asset-based financing on a non-mark-to-market basis with partial recourse to the Company and match-term to the underlying loans. We have pledged certain commercial real estate loan investments with a fair value of approximately $200.0 million and $85.3 million as collateral for INCREF Lending II and INCREF Lending III, respectively. We segregate the commercial real estate loans that we have pledged as collateral in our books and records. Our term lending agreement counterparties have the right to resell or repledge the collateral posted but have the obligation to return the pledged collateral upon maturity of the term lending agreement.
Secured Lending Agreements
In February 2026, we entered into a $250.0 million Master Repurchase Agreement with a financial institution (“INCREF Repurchase II”) that provides asset-based financing with partial recourse to the Company. We have pledged certain commercial real estate loan investments with a fair value of approximately $146.3 million as collateral for INCREF Repurchase II.
We have entered into traditional repurchase agreements with seven financial institutions, as detailed in the table above. We have pledged certain commercial real estate loan investments with a fair value of approximately $3.2 billion as collateral for these agreements. Certain borrowings under our Citibank repurchase agreement are collateralized by European commercial real estate loans. The borrowings are denominated in Euros and British pound sterling and have a fair value of €189.4 million and £192.8 million, respectively, as of June 30, 2026. In March 2026, we added Euro capacity of €123.0 million and British pound sterling capacity of £255.4 million and upsized the U.S. dollar capacity to $700.0 million under our Wells Fargo repurchase agreement, resulting in a total facility size of $1.2 billion. Certain borrowings under our Wells Fargo agreement are collateralized by European commercial real estate loans, denominated in Euros and British pound sterling, and have a fair value of €123.0 million and £248.3 million, respectively, as of June 30, 2026. In June 2026, we extended the current maturity of the

Citibank facility to June 2028 and upsized the capacity by $300.0 million to a total capacity of $1.3 billion. We segregate the commercial real estate loans that we have pledged as collateral in our books and records. Our repurchase agreement counterparties have the right to resell or repledge the collateral posted but have the obligation to return the pledged collateral upon maturity of the repurchase agreement.
We were not required to post any margin under our master repurchase agreements as of June 30, 2026 and December 31, 2025. A margin deficiency may generally result from either a decline in the underlying loan’s market value or a shortfall in operating performance of the property. We may finance multiple commercial loan investments under a repurchase agreement; therefore, a margin excess in one asset could help mitigate a margin deficiency in another asset under the same repurchase agreement. We intend to maintain a level of liquidity that will enable us to meet margin calls. Master repurchase agreements are recourse obligations.
Counterparty Exposure
We have pledged certain commercial real estate loan investments as collateral for our secured financing facilities. If a secured financing counterparty were to default on its obligation to return the collateral, we would be exposed to potential losses to the extent the fair value of the collateral that we have pledged to the counterparty exceeded the amount loaned to us plus interest due to the counterparty. The following table summarizes our net exposure with those counterparties where the amount at risk exceeded 10.0% of equity as of June 30, 2026 and December 31, 2025.

$ in thousands	Outstanding Principal	Net Counterparty Exposure	Weighted Average Life (Years)(1)
June 30, 2026
Wells Fargo	$740,340	$196,267	2.90
Citibank	695,653	175,145	3.07
Total	$1,435,993	$371,412	2.98
December 31, 2025
Morgan Stanley Bank	$713,335	$186,066	2.92
Citibank	590,301	148,674	3.56
Bank of Montreal	411,627	107,463	4.18
Total	$1,715,263	$442,203	3.45
(1)Assumes all extension options are exercised for borrowing facilities that may be extended at our option, subject to compliance with certain financial and administrative covenants.
The following table shows the aggregate amount of maturities of our outstanding borrowings over the next five years and thereafter as of June 30, 2026:

$ in thousands	Secured Lending Agreements(1)	Term Lending Agreements(1)	Revolving Credit Facility(1)	Total
Year
2026 (remaining)	$—	$—	$—	$—
2027	—	—	—	—
2028	374,178	—	—	374,178
2029	463,276	128,442	100,000	691,718
2030	1,006,111	95,239	—	1,101,350
2031	740,340	—	—	740,340
Thereafter	—	—	—	—
Total	$2,583,905	$223,681	$100,000	$2,907,586
(1)Assumes all extension options are exercised for borrowing facilities that may be extended at our option, subject to compliance with certain financial and administrative covenants.
Revolving Credit Facilities
Our prior revolving credit facility was secured by uncalled capital subscriptions under the terms of the Invesco Subscription Agreement, as described in Note 11 — “Redeemable Common Stock - Related Party”. Borrowings under the facility bore interest at one-month Term SOFR or the prime rate plus a spread. The revolving credit facility allowed for the ability to obtain tranches of term financing in addition to general borrowings under an Uncommitted Tranche (as defined in the credit agreement). The Uncommitted Tranche was due on demand (15 business days after notice); any Funded Tranche (as defined in the credit agreement) was due no later than (a) three years from issuance or (b) 360 days after notice; and all amounts outstanding under the facility were due 30 days prior to the last date on which capital calls were issued. The facility was prepayable without penalty.
On May 7, 2026, the Operating Partnership (the “Initial Borrower”) entered into a Revolving Credit Agreement with NatWest Markets PLC (“NatWest” or the “Credit Agreement”), as lender, lead arranger, and administrative agent. The Credit Agreement provides for a two‑tranche revolving credit facility consisting of (i) a Tranche A facility with no initial committed amount and (ii) a $100.0 million Tranche B facility.
Tranche A, if and when activated, provides for a revolving line of credit denominated in U.S. dollars bearing interest at Term SOFR plus 1.90% and maturing in January 2028. Tranche B provides for a revolving line of credit denominated in U.S. dollars, Euros, or British pound sterling bearing interest at the applicable benchmark rate plus a margin ranging from 2.75% to 3.25%, depending on the advance rate elected, and maturing in May 2028 following the closing date. Unused commitments under Tranche A and Tranche B are subject to a commitment fee of 0.25% per annum and 1.00% per annum, respectively. The Company incurred an arranger fee equal to 0.50% of the Tranche B facility commitment.
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
The Credit Agreement contains customary representations, warranties, and covenants, including financial covenants requiring a minimum adjusted tangible net worth, a minimum interest coverage ratio, minimum liquidity of the Initial Borrower based on net asset value, and a minimum fair value‑to‑cost ratio. We were in compliance with these covenants as of June 30, 2026.
In connection with the closing of our Revolving Credit Agreement with NatWest, the Company’s prior credit agreement was terminated, and all related liens were released.
6.Collateralized Loan Obligations
The table below summarizes our collateralized loan obligations as of June 30, 2026:

	Facility				Collateral
$ in thousands	Term	Weighted Average Interest Rate(1)	Amount Outstanding	Fair Value	Count	Principal Balance Outstanding	Fair Value
INCREF 2026-FL2	Dec 2043	5.27%	$1,088,692	$1,088,692	35	$1,146,226	$1,146,226
INCREF 2025-FL1	Oct 2042	5.67%	1,040,842	1,038,102	27	1,084,546	1,082,244
Total			$2,129,534	$2,126,794	62	$2,230,772	$2,228,470
(1)Represents the weighted average interest rate in effect as of June 30, 2026.
The table below summarizes our collateralized loan obligations as of December 31, 2025:

	Facility				Collateral
$ in thousands	Term	Weighted Average Interest Rate(1)	Amount Outstanding	Fair Value	Count	Principal Balance Outstanding	Fair Value
INCREF 2025-FL1	Oct 2042	5.71%	$998,234	$1,005,157	30	$1,217,359	$1,224,656
Total			$998,234	$1,005,157	30	$1,217,359	$1,224,656
(1)Represents the weighted average interest rate in effect as of December 31, 2025.
In June 2026, the Company financed a pool of loans and loan participations from its existing loan portfolio through INCREF 2026-FL2, contributing $1.1 billion of commercial real estate loan investments to INCREF 2026-FL2 and issuing $1.2 billion of notes. The Company retained $150.2 million of the notes issued by INCREF 2026-FL2. The rated notes bear interest at Term SOFR plus a spread. The collateralized loan obligations execution provides the Company with match-term financing on a non-mark-to-market and non-recourse basis. The third-party notes were issued at par, with the Company receiving $1.1 billion in proceeds from the transaction.

In May 2025, the Company financed a pool of loans and loan participations from its existing loan portfolio through INCREF 2025-FL1, contributing $1.2 billion of commercial real estate loan investments to INCREF 2025-FL1 and issuing $1.2 billion of notes. The Company currently retains $176.5 million of the notes issued by INCREF 2025-FL1. The rated notes bear interest at Term SOFR plus a spread. The collateralized loan obligations execution provides the Company with match-term financing on a non-mark-to-market and non-recourse basis. The third-party notes were issued at a discount of $2.5 million, with the Company receiving $995.7 million in proceeds from the transaction.
INCREF 2026-FL2 and INCREF 2025-FL1 are each a VIE primarily because the unrelated investors do not have substantive voting or participating rights. To assess whether the Company has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, the Company considered, among other factors, its role in establishing the VIE and its ongoing rights and responsibilities. We determined that we are the primary beneficiary as (1) we have the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and (2) through our retained interests, we have the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company considers its variable interests, as well as any variable interests of its related parties in making this determination. The majority of the operations of the VIE are funded with cash flows generated from the loans within the VIE. Assets held by the VIE can be used only to settle obligations of the VIE. The liabilities of the VIE are non-recourse to us and can only be satisfied from the assets of the VIE. We are not obligated to provide, have not provided, and do not intend to provide material financial support to the consolidated VIE.
The consolidation of the CLO Issuers results in an increase in our gross assets, liabilities, revenues and expenses. The net impact to our equity relates to our retained economic interests in the VIE, which are eliminated upon consolidation. During the three and six months ended June 30, 2026, we recorded $16.7 million and $31.3 million, respectively, of interest expense related to the CLO Issuers. During the three and six months ended June 30, 2025, we recorded $9.8 million of interest expense related to INCREF 2025-FL1.
The following table details the assets and liabilities of INCREF 2026-FL2:

$ in thousands	June 30, 2026
Assets:
Restricted cash	$101,363
Commercial real estate loan investments, at fair value	1,146,226
Interest receivable	3,327
Total assets	$1,250,916

Liabilities:
Collateralized loan obligations, at fair value	$1,088,692
Interest payable	2,390
Total liabilities	$1,091,082
Restricted cash primarily represents proceeds the Company is required to invest in eligible collateral. We intend to complete our investment in the third quarter of 2026.

The following table details the assets and liabilities of INCREF 2025-FL1:

$ in thousands	June 30, 2026	December 31, 2025
Assets:
Restricted cash	$1,750	$150
Commercial real estate loan investments, at fair value	1,082,244	1,224,656
Interest receivable	3,147	3,840
Other assets	131,888	—
Total assets	$1,219,029	$1,228,646

Liabilities:
Collateralized loan obligations, at fair value	$1,038,102	$1,005,157
Interest payable	1,969	2,057
Total liabilities	$1,040,071	$1,007,214

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
The following table illustrates the realized and unrealized foreign exchange impact recognized in the condensed consolidated statements of comprehensive income in the three and six months ended June 30, 2026 and 2025, of our loans and secured financing arrangements as well as the offsetting gain (loss) on derivative instruments in the periods:

$ in thousands	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Unrealized foreign exchange gain (loss) on loans	$(10,326)	$(25,954)
Realized foreign exchange gain (loss) on loans	(60)	(60)
Unrealized foreign exchange gain (loss) on secured financing facilities	8,274	18,173
Realized foreign exchange gain (loss) on secured financing facilities	48	48
Gain (loss) on foreign currency transactions, net	(3)	(469)
Gain (loss) on derivative instruments, net	1,318	7,577
Net impact of hedged foreign exchange	$(749)	$(685)

$ in thousands	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Unrealized foreign exchange gain (loss) on loans	$25,479	$36,303
Unrealized foreign exchange gain (loss) on secured financing facilities	(20,404)	(29,073)
Gain (loss) on derivative instruments, net	(5,362)	(7,542)
Net impact of hedged foreign exchange	$(287)	$(312)
The following tables summarize changes in the notional amount of our currency forward contracts during the six months ended June 30, 2026 and 2025:

	Local Currency
In thousands	Notional Amount as of December 31, 2025	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of June 30, 2026	Notional Amount as of June 30, 2026
Buy USD / Sell EUR Forward	€49,889	€101,175	€(64,293)	€86,771	$103,128
Buy USD / Sell GBP Forward	£50,631	£260,345	£(149,192)	£161,784	$218,079
Buy EUR / Sell USD Forward	€—	€64,293	€(64,293)	€—	$—
Buy GBP / Sell USD Forward	£—	£180,832	£(149,192)	£31,640	$42,750

	Local Currency
In thousands	Notional Amount as of December 31, 2024	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of June 30, 2025	Notional Amount as of June 30, 2025
Buy USD / Sell EUR Forward	€39,474	€—	€(1,717)	€37,757	$42,876
Buy USD / Sell GBP Forward	£19,417	£33,834	£(989)	£52,262	$70,372
The table below presents the fair value of our currency forward contracts, as well as their classification on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025:

$ in thousands	Fair Value as of
	June 30, 2026	December 31, 2025
Derivative Assets	$5,731	$615
Derivative Liabilities	$777	$1,992
The following tables summarize the effect of currency forward contracts reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2026 and 2025:

$ in thousands	Three Months Ended June 30, 2026
Derivatives not designated as hedging instruments	Realized gain (loss) on derivative instruments, net	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Currency Forward Contracts	$(1,340)	$2,658	$1,318

$ in thousands	Six Months Ended June 30, 2026
Derivatives not designated as hedging instruments	Realized gain (loss) on derivative instruments, net	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Currency Forward Contracts	$1,246	$6,331	$7,577

$ in thousands	Three Months Ended June 30, 2025
Derivatives not designated as hedging instruments	Realized gain (loss) on derivative instruments, net	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Currency Forward Contracts	$(4)	$(5,358)	$(5,362)

$ in thousands	Six Months Ended June 30, 2025
Derivatives not designated as hedging instruments	Realized gain (loss) on derivative instruments, net	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Currency Forward Contracts	$113	$(7,655)	$(7,542)
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

	As of June 30, 2026
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Commercial real estate loan investments	$—	$1,146,226	$4,916,716	$6,062,942
Real estate-related securities	—	19,404	—	19,404
Derivative assets	—	5,731	—	5,731
Total assets	$—	$1,171,361	$4,916,716	$6,088,077

Liabilities:
Secured lending agreements	$—	$—	$2,583,774	$2,583,774
Term lending agreements	—	—	223,681	223,681
Revolving credit facility	—	—	100,000	100,000
Collateralized loan obligations	—	2,126,794	—	2,126,794
Derivative liabilities	—	777	—	777
Total liabilities	$—	$2,127,571	$2,907,455	$5,035,026

	As of December 31, 2025
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Commercial real estate loan investments	$—	$—	$4,702,728	$4,702,728
Real estate-related securities	—	14,818	—	14,818
Derivative assets	—	615	—	615
Total assets	$—	$15,433	$4,702,728	$4,718,161

Liabilities:
Secured lending agreements	$—	$—	$2,359,543	$2,359,543
Term lending agreements	—	—	223,033	223,033
Revolving credit facility	—	—	55,000	55,000
Collateralized loan obligations	—	1,005,157	—	1,005,157
Derivative liabilities	—	1,992	—	1,992
Total liabilities	$—	$1,007,149	$2,637,576	$3,644,725
Valuation of Commercial Real Estate Loan Investments
The following table shows a reconciliation of the beginning and ending fair value measurements of our commercial real estate loan investments classified as Level 3:

$ in thousands	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Beginning Balance	$5,200,218	$4,702,728
Transfers from Level 3 into Level 2	(1,146,226)	(1,146,226)
Loan originations and fundings	1,203,135	1,798,736
Loan principal payments	(320,753)	(402,633)
Net unrealized gain (loss)	(9,275)	(9,877)
Net realized gain (loss)	(60)	(60)
Foreign currency adjustments	(10,323)	(25,952)
Ending Balance	$4,916,716	$4,916,716

Transfers into or out of the Level 3 category occur when observable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. Transfers out of Level 3 at the end of the period for the three and six months ended June 30, 2026 include the fair value of the outstanding principal balance for loans held by INCREF 2026-FL2 and primarily relate to the availability of observable inputs. The fair value of collateralized financing assets is measured using the more observable fair value of the collateralized liabilities. See Note 2 — “Summary of Significant Accounting Policies.”
The following tables summarize the significant unobservable inputs supporting the fair value measurement of our investments in commercial loans:

$ in thousands	June 30, 2026
Type	Fair Value(2)	Valuation Technique	Unobservable Input	Weighted Average Rate(2)	Range	Weighted Average Life (years)(1)(2)
Commercial loans	$3,915,526	Discounted cash flow	Discount rate	6.11%	4.83% - 11.12%	0.30
(1)Based on expected cash flows and potential prepayments.
(2)Includes $3.8 billion of loans held outside of the CLO Issuers and $81.1 million of loans held by the consolidated INCREF 2025-FL1. Loans of $1.1 billion held by INCREF 2025-FL1 are valued using the more observable fair value of the notes issued by INCREF 2025-FL1. However, because the Company’s $81.1 million of retained income notes issued by INCREF 2025-FL1 are valued using a discounted cash flow model, we are required to classify all loans held by INCREF 2025-FL1 as Level 3 based on the lowest-level input used in the valuation. Weighted average rate and weighted average life include the Company’s loans held outside the CLO Issuers and retained income notes issued by INCREF 2025-FL1.

$ in thousands	December 31, 2025
Type	Fair Value(2)	Valuation Technique	Unobservable Input	Weighted Average Rate(2)	Range	Weighted Average Life (years)(1)(2)
Commercial loans	$3,558,722	Discounted cash flow	Discount rate	6.36%	5.14% - 11.44%	0.31
(1)Based on expected cash flows and potential prepayments.
(2)Includes $3.5 billion of loans held outside of INCREF 2025-FL1 and $80.7 million of loans held by the consolidated INCREF 2025-FL1. Loans of $1.1 billion held by INCREF 2025-FL1 are valued using the more observable fair value of the notes issued by INCREF 2025-FL1. However, because the Company’s $80.7 million of retained income notes issued by INCREF 2025-FL1 are valued using a discounted cash flow model, we are required to classify all loans held by INCREF 2025-FL1 as Level 3 based on the lowest-level input used in the valuation. Weighted average rate and weighted average life include the Company’s loans held outside INCREF 2025-FL1 and retained income notes issued by INCREF 2025-FL1.
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
The following table shows a reconciliation of the beginning and ending fair value measurements of our revolving credit facility:

$ in thousands	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Beginning Balance	$16,000	$55,000
Proceeds from revolving credit facility	196,000	416,000
Repayment of revolving credit facility	(112,000)	(371,000)
Net unrealized (gain) loss	—	—
Ending Balance	$100,000	$100,000

Valuation of Secured Financing Facilities
We have entered into secured financing facilities to provide floating rate financing for our commercial real estate loan investments. Our secured financing facilities are carried at fair value based on significant unobservable inputs and are classified as Level 3. The following table shows a reconciliation of the beginning and ending fair value measurements of our secured financing facilities:

	Three Months Ended June 30, 2026
$ in thousands	Secured Lending Agreements	Term Lending Agreements	Total
Beginning Balance	$2,820,938	$223,397	$3,044,335
Proceeds from secured financing facilities	789,667	283	789,950
Repayments of secured financing facilities	(1,018,456)	—	(1,018,456)
Net unrealized (gain) loss	(101)	1	(100)
Unrealized foreign currency (gain) loss	(8,274)	—	(8,274)
Ending Balance	$2,583,774	$223,681	$2,807,455

	Six Months Ended June 30, 2026
$ in thousands	Secured Lending Agreements	Term Lending Agreements	Total
Beginning Balance	$2,359,543	$223,033	$2,582,576
Proceeds from secured financing facilities	1,295,794	653	1,296,447
Repayments of secured financing facilities	(1,053,052)	—	(1,053,052)
Net unrealized (gain) loss	(338)	(5)	(343)
Unrealized foreign currency (gain) loss	(18,173)	—	(18,173)
Ending Balance	$2,583,774	$223,681	$2,807,455
The following tables summarize the significant unobservable inputs used in the fair value measurement of our secured financing facilities:

	June 30, 2026
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)(1)
Secured financing facilities	Discounted cash flow	Discount rate	5.05%	3.83% - 5.85%	0.31

	December 31, 2025
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)(1)
Secured financing facilities	Discounted cash flow	Discount rate	5.29%	4.12% - 6.04%	0.28

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
9.Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of accounts payable, accrued expenses and other liabilities as of June 30, 2026 and December 31, 2025:

$ in thousands	June 30, 2026	December 31, 2025
Accounts payable and accrued expenses	$4,145	$1,828
Subscriptions paid in advance (1)	23,152	27,886
Accrued common stock repurchases	3,587	905
Other liabilities	1,068	907
Total	$31,952	$31,526
(1)Represents subscriptions received by our transfer agent prior to the date the subscriptions are effective.
10.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates as of June 30, 2026 and December 31, 2025:

$ in thousands	June 30, 2026	December 31, 2025
Advanced organizational, offering and operating expenses	$9,198	$10,870
Reimbursable operating expenses	4,173	2,845
Adviser loan arrangement fee payable	3,495	4,019
Stockholder servicing fees	26,808	22,723
Management fees	2,595	1,990
Performance fees	3,131	4,814
Total	$49,400	$47,261
Advanced Organizational, Offering and Operating Expenses
Under the terms of our Amended and Restated Advisory Agreement (“Advisory Agreement”), the Adviser advanced all of our organizational, offering and operating expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through May 31, 2024. Starting in December 2024, we began reimbursing the Adviser for these costs ratably over 52 months. As of June 30, 2026, we owe the Adviser approximately $9.2 million (December 31, 2025: $10.9 million) for the remaining outstanding balance of the expenses advanced by the Adviser under this arrangement.
Reimbursable Operating Expenses
Operating expenses incurred by the Adviser on our behalf after May 31, 2024 are reimbursed quarterly to the Adviser, and the balance outstanding as of June 30, 2026 and December 31, 2025 is listed in the above table as “Reimbursable operating expenses.”
Starting with the quarter ended June 30, 2025, we may not reimburse the Adviser at the end of any fiscal quarter for Total Operating Expenses (as defined in the Advisory Agreement) that exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”) for the four consecutive fiscal quarters then ended. We may reimburse the Adviser for operating expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended June 30, 2026 did not exceed the 2%/25% Guidelines.
Adviser Loan Arrangement Fee Payable
Effective June 2026, the Company changed the name of commitment fee income to loan arrangement fee income. Prior-period references to commitment fee income have been conformed to the current-period presentation as loan arrangement fee income. The change did not affect recognition or measurement as solely the name of the fee was changed. Borrowers pay a loan arrangement fee in connection with the origination of each new loan. The loan arrangement fee is calculated as a percentage of the whole loan on a fully-funded basis, as determined by the Adviser at the time of origination. We pay the Adviser 50% (not to exceed 0.5% of the whole loan on a fully funded basis) of any loan arrangement fee charged to borrowers in connection with each new loan as compensation for sourcing, structuring and negotiating the loan. The Adviser elected to irrevocably waive half of the loan arrangement fees payable to the Adviser in connection with each new loan originated during the period commencing January 1, 2026 through December 31, 2026. On August 7, 2026, we entered into an Amended and Restated Advisory Agreement with the Adviser to make permanent the decrease in the loan arrangement fees payable to the Adviser, such that loan arrangement fees payable to the Adviser are equal to 25% of any loan arrangement fee charged to borrowers in connection with each new loan (not to exceed 0.25% of the whole loan on a fully funded basis). The loan arrangement fee income and related expense to the Adviser is reported as loan arrangement fee income, net of related party expense on the condensed consolidated statements of comprehensive income.
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
The following table summarizes stockholder servicing fees paid for the six months ended June 30, 2026 and 2025:

$ in thousands	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares
For the six months ended June 30, 2026	$30	$2,360	$—	$4
For the six months ended June 30, 2025	$4	$1,062	$—	$—
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
We will cease paying the stockholder servicing fee with respect to any Class S or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager, in conjunction with the transfer agent, determines that total upfront selling commissions and stockholder servicing fees paid with respect to the shares held by the stockholder within such account would exceed, in the aggregate, 8.75% of the gross proceeds (7.75% for clients of certain participating broker-dealers) from the sale of such shares (including the gross proceeds of any shares issued under our distribution reinvestment plan upon the reinvestment of distributions paid with respect thereto or with respect to any shares issued under our distribution reinvestment plan). At the end of such month, such Class S or Class D share will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such share. Such servicing fee limit does not apply to Class S-1 and Class D-1 shares.
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
The management fee and the performance fee are payable in cash or Class E shares at the option of the Adviser. Management fees and performance fees began to accrue on March 1, 2024. Management fees are accrued monthly and paid quarterly in arrears and performance fees are paid annually. During the three and six months ended June 30, 2026, we incurred management fees of $2.6 million and $4.8 million, respectively, of which $2.6 million is accrued as a component of due to affiliates on our condensed consolidated balance sheets as of June 30, 2026. During the three and six months ended June 30, 2026, we incurred performance fees of $1.5 million and $3.1 million, respectively, of which $3.1 million is accrued as a component of due to affiliates on our condensed consolidated balance sheets as of June 30, 2026. During the three and six months ended June 30, 2026, we issued 85,860 and 163,079 Class E Redeemable Common Stock shares, respectively, as payment for the management fees earned. During the three and six months ended June 30, 2026, we issued — and 186,805 Class E Redeemable Common Stock shares, respectively, as payment for the performance fees earned. The shares issued to the Adviser for payment of the management fee and performance fee were issued at the applicable NAV per share at the end of each quarter for which the fees were earned.
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
Our Adviser is subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it. The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. We incurred $0.3 million and $1.0 million, respectively, of costs for support personnel provided by the Adviser for the three and six months ended June 30, 2026 that are recorded as a component of due to affiliates on our condensed consolidated balance sheets and as general and administrative expenses on our condensed consolidated statements of comprehensive income. During the three and six months ended June 30, 2025, we incurred $0.2 million and $0.5 million, respectively, of costs for support personnel provided by the Adviser.
The Adviser serves as Collateral Manager to the Company’s consolidated CLO Issuers and has waived any and all fees payable to the Adviser or any of its affiliates for this service for so long as it or any of its affiliates acts as the Collateral Manager and as manager of the Operating Partnership.

Related Party Share Ownership
The tables below summarize the number of shares and the total purchase price of the shares owned by affiliates as of June 30, 2026 and December 31, 2025:

	June 30, 2026
$ in thousands, except share amounts	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total Purchase Price
Invesco Realty, Inc.(1)	1,498,498	—	1,499,487	—	1,495,127	1,479,586	—	$150,000
Invesco Advisers, Inc.(2)	—	—	—	—	—	468,176	—	11,995
Members of our board of directors (3)	—	—	—	—	—	43,679	—	1,133
Total	1,498,498	—	1,499,487	—	1,495,127	1,991,441	—	$163,128

	December 31, 2025
$ in thousands, except share amounts	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total Purchase Price
Invesco Realty, Inc.(1)	1,196,923	—	1,197,628	—	1,194,434	1,189,255	—	$120,000
Invesco Advisers, Inc.(2)	—	—	—	—	—	270,269	—	6,895
Members of our board of directors (3)	—	—	—	—	—	26,248	—	675
Total	1,196,923	—	1,197,628	—	1,194,434	1,485,772	—	$127,570
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
11.Redeemable Common Stock - Related Party
Invesco Realty, Inc. (“Invesco Realty”), an affiliate of Invesco, had previously committed to purchase up to $300.0 million in shares of our common stock (the “Invesco Subscription Agreement”). Invesco Realty had committed to purchase $150.0 million in capital under the Invesco Subscription Agreement in one or more closings through March 23, 2028. On May 1, 2026, Invesco Realty purchased an additional $30.0 million in shares of our common stock resulting in a total of $150.0 million in shares purchased.
On May 7, 2026, the Company cancelled the additional $150.0 million capital commitment from Invesco Realty. The additional capital commitment was only available if needed to avoid triggering any concentration limit imposed by a third party in connection with its distribution or placement of our shares or for purposes of repaying indebtedness drawn on the prior credit agreement, which we terminated in conjunction with closing on the NatWest revolving credit agreement.
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
As discussed in Note 10 — “Related Party Transactions”, our management and performance fees are payable in cash or Class E shares at the option of the Adviser. Because the Adviser may elect to have the Company repurchase shares issued as payment for management fees or performance fees, we classify these shares as redeemable common stock. Class E shares issued to the Adviser as payment for management or performance fees are not subject to the repurchase limits of the Company’s share repurchase plan described in Note 12 — “Equity,” any lockup period applicable to the Adviser, or any reduction penalty for an early repurchase. The Adviser also has the option to exchange Class E shares issued as payment for management or performance fees for Class S, Class S-1, Class D, Class D-1, Class F, or Class I shares. During the three months ended June 30, 2026, we issued 85,860 Class E shares to the Adviser as payment for management fees payable as of March 31, 2026.

The following tables summarize the changes in redeemable common stock for the six months ended June 30, 2026 and 2025:

$ in thousands	Class S Redeemable Common Stock	Class D Redeemable Common Stock	Class I Redeemable Common Stock	Class E Redeemable Common Stock	Total Redeemable Common Stock
Balance as of December 31, 2025	$30,027	$30,027	$30,023	$37,614	$127,691
Issuance of redeemable common stock	—	—	—	6,804	6,804
Repurchase of redeemable common stock	—	—	—	(2,848)	(2,848)
Adjustment to carrying value of redeemable common stock	—	—	—	100	100
Balance as of March 31, 2026	$30,027	$30,027	$30,023	$41,670	$131,747
Issuance of redeemable common stock	7,500	7,500	7,500	9,718	32,218
Repurchase of redeemable common stock	—	—	—	(1,074)	(1,074)
Adjustment to carrying value of redeemable common stock	21	21	22	369	433
Balance as of June 30, 2026	$37,548	$37,548	$37,545	$50,683	$163,324

$ in thousands	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total Redeemable Common Stock
Balance as of December 31, 2024	$37,554	$37,554	$37,565	$38,694	$151,367
Issuance of redeemable common stock	—	—	—	2,814	2,814
Repurchase of redeemable common stock	(7,500)	(7,500)	(7,500)	(7,500)	(30,000)
Adjustment to carrying value of redeemable common stock	(4)	(5)	(1)	170	160
Balance as of March 31, 2025	$30,050	$30,049	$30,064	$34,178	$124,341
Issuance of redeemable common stock	—	—	—	1,062	1,062
Repurchase of redeemable common stock	—	—	—	(148)	(148)
Adjustment to carrying value of redeemable common stock	(23)	(22)	(39)	29	(55)
Balance as of June 30, 2025	$30,027	$30,027	$30,025	$35,121	$125,200
The following tables summarize the changes in our outstanding shares of redeemable common stock shares for the six months ended June 30, 2026 and 2025:

	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total Redeemable Common Stock
Outstanding Shares as of December 31, 2025	1,196,923	1,197,628	1,194,434	1,459,524	5,048,509
Issuance of redeemable common stock	—	—	—	264,024	264,024
Repurchase of redeemable common stock	—	—	—	(110,485)	(110,485)
Outstanding Shares as of March 31, 2026	1,196,923	1,197,628	1,194,434	1,613,063	5,202,048
Issuance of redeemable common stock	301,575	301,859	300,693	376,190	1,280,317
Repurchase of redeemable common stock	—	—	—	(41,491)	(41,491)
Outstanding Shares as of June 30, 2026	1,498,498	1,499,487	1,495,127	1,947,762	6,440,874

	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total Redeemable Common Stock

Outstanding Shares as of December 31, 2024	1,496,143	1,497,041	1,492,906	1,519,133	6,005,223
Issuance of redeemable common stock	—	—	—	110,485	110,485
Repurchase of redeemable common stock	(299,220)	(299,413)	(298,472)	(293,940)	(1,191,045)
Outstanding Shares as of March 31, 2025	1,196,923	1,197,628	1,194,434	1,335,678	4,924,663
Issuance of redeemable common stock	—	—	—	41,491	41,491
Repurchase of redeemable common stock	—	—	—	(5,792)	(5,792)
Outstanding Shares as of June 30, 2025	1,196,923	1,197,628	1,194,434	1,371,377	4,960,362

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
Common Stock
The following table summarizes changes in our outstanding shares of common stock for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total
Balance at December 31, 2025	1,416,104	20,330,131	1,208,568	—	9,702,409	1,631,350	8,880,172	43,168,734
Issuance of common stock	91,980	2,346,272	—	120,452	2,436,888	388	—	4,995,980
Common stock distribution reinvestment	1,514	253,222	212	752	94,842	2,051	165,637	518,230
Issuance of redeemable common shares(1)	—	—	—	—	—	264,024	—	264,024
Repurchase of common stock	—	(363,564)	—	—	(410,594)	—	—	(774,158)
Repurchase of redeemable common stock	—	—	—	—	—	(110,485)	—	(110,485)
Balance at March 31, 2026	1,509,598	22,566,061	1,208,780	121,204	11,823,545	1,787,328	9,045,809	48,062,325
Issuance of common stock	7,422	2,472,082	—	200,969	2,144,154	3,434	—	4,828,061
Stock awards(2)	—	—	—	—	—	15,458	—	15,458
Issuance of redeemable common stock(1)	301,575	—	301,859	—	300,693	376,190	—	1,280,317
Common stock distribution reinvestment	2,338	280,997	217	3,525	113,365	1,916	168,282	570,640
Repurchase of common stock	—	(198,284)	—	—	(217,090)	(45,600)	—	(460,974)
Repurchase of redeemable common stock	—	—	—	—	—	(41,491)	—	(41,491)
Balance at June 30, 2026	1,820,933	25,120,856	1,510,856	325,698	14,164,667	2,097,235	9,214,091	54,254,336

	Six Months Ended June 30, 2025
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total
Balance at December 31, 2024	1,502,214	7,226,062	1,499,147	—	4,171,608	1,635,105	8,218,258	24,252,394
Issuance of common stock	3,969	3,261,421	8,211	—	1,088,268	8,244	—	4,370,113
Common stock distribution reinvestment	—	98,095	99	—	36,810	1,370	161,371	297,745
Issuance of redeemable common shares(1)	—	—	—	—	—	110,485	—	110,485
Repurchase of common stock	(111)	(21,833)	(111)	—	(8,678)	—	—	(30,733)
Repurchase of redeemable common stock	(299,220)	—	(299,413)	—	(298,472)	(293,940)	—	(1,191,045)
Balance at March 31, 2025	1,206,852	10,563,745	1,207,933	—	4,989,536	1,461,264	8,379,629	27,808,959
Issuance of common stock	146,445	3,203,781	—	—	1,542,452	9,001	—	4,901,679
Stock awards(1)	—	—	—	—	—	7,700	—	7,700
Issuance of redeemable common stock(2)	—	—	—	—	—	41,491	—	41,491
Common stock distribution reinvestment	240	133,400	198	—	48,497	1,484	157,380	341,199
Repurchase of common stock	—	(23,808)	—	—	(70,026)	(1,954)	—	(95,788)
Repurchase of redeemable common stock	—	—	—	—	—	(5,792)	—	(5,792)
Balance at June 30, 2025	1,353,537	13,877,118	1,208,131	—	6,510,459	1,513,194	8,537,009	32,999,448
(1)Consists of shares issued to an Invesco affiliate for the payment of management fees and performance fees that are classified as redeemable common stock. See Note 11 — “Redeemable Common Stock - Related Party”.
(2)Represents shares issued to independent directors under the Incentive Plan.
Distributions
We are generally required to distribute at least 90% of our taxable income to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Taxable income does not necessarily equal net income as calculated in accordance with GAAP.
For the three and six months ended June 30, 2026, we declared distributions of $23.8 million and $44.9 million, respectively. We accrued $8.2 million for distributions payable, of which $1.0 million was accrued for distributions payable to related parties, in our condensed consolidated balance sheet as of June 30, 2026. For the three and six months ended June 30, 2025, we declared distributions of $14.3 million and $27.3 million, respectively. We accrued $5.0 million for distributions payable, of which $0.8 million was accrued for distributions payable to related parties, in our condensed consolidated balance sheet as of June 30, 2025.
The following tables detail the aggregate distributions declared per share for each applicable class of stock for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares
Aggregate distribution declared per share	$0.4800	$0.4800	$0.4800	$0.4800	$0.4800	$0.4800	$0.4800
Stockholder servicing fee per share	(0.0099)	(0.0530)	(0.0002)	(0.0155)	—	—	—
Net distribution declared per share	$0.4701	$0.4270	$0.4798	$0.4645	$0.4800	$0.4800	$0.4800

	Six Months Ended June 30, 2026
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares
Aggregate distribution declared per share	$0.9600	$0.9600	$0.9600	$0.8000	$0.9600	$0.9600	$0.9600
Stockholder servicing fee per share	(0.0198)	(0.1054)	(0.0003)	(0.0256)	—	—	—
Net distribution declared per share	$0.9402	$0.8546	$0.9597	$0.7744	$0.9600	$0.9600	$0.9600

	Three Months Ended June 30, 2025
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares
Aggregate distribution declared per share	$0.4800	$0.4800	$0.4800	$—	$0.4800	$0.4800	$0.4800
Stockholder servicing fee per share	(0.0046)	(0.0533)	—	—	—	—	—
Net distribution declared per share	$0.4754	$0.4267	$0.4800	$—	$0.4800	$0.4800	$0.4800

	Six Months Ended June 30, 2025
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares
Aggregate distribution declared per share	$0.9800	$0.9800	$0.9800	$—	$0.9800	$0.9800	$0.9800
Stockholder servicing fee per share	(0.0049)	(0.1061)	—	—	—	—	—
Net distribution declared per share	$0.9751	$0.8739	$0.9800	$—	$0.9800	$0.9800	$0.9800

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
During the three and six months ended June 30, 2026, we fulfilled all requests under the share repurchase plan and repurchased 460,974 and 1,235,132 shares of common stock for $11.6 million and $30.9 million, respectively. For the three and six months ended June 30, 2025, we repurchased 95,788 and 126,521 shares of common stock for $2.4 million and $3.2 million, respectively, and fulfilled all repurchase requests that were made under the share repurchase plan.
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
Share-Based Compensation Plan
For the three and six months ended June 30, 2026 and 2025, we recognized compensation expense of $83,000 and $145,000, and $43,000 and $62,000, respectively, related to restricted shares of Class E common stock awarded to independent members of our board of directors under the terms of our 2023 Equity Incentive Plan (the “Incentive Plan”). As of June 30, 2026 and 2025, we had 1,068,431 and 1,085,971 shares of common stock available for future issuance under the Incentive Plan, respectively.
Non-controlling Interest in Subsidiary
On January 29, 2026, a subsidiary issued 125 shares of 12.0% Series A Preferred Stock, par value $0.01 per share, with an aggregate liquidation preference of $1,000. The Series A preferred stock ranks senior to the Company’s interest in our subsidiary with respect to dividend rights and rights upon liquidation, dissolution and other considerations. The Series A

Preferred Stock has no maturity date and will remain outstanding unless redeemed. The Series A Preferred Stock may be redeemed by the Company in whole or in part at any time; however, a redemption premium will also be required if redeemed on or before December 31, 2027. Upon consolidation, the issued and outstanding preferred share interest is shown as Non-controlling interest on our condensed consolidated balance sheets as of June 30, 2026 and net income (loss) is reflected as Net income (loss) attributable to non-controlling interest in our condensed consolidated statement of comprehensive income during the three and six months ended June 30, 2026.
13.Earnings per Common Share
The following table summarizes our earnings per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except share and per share amounts	2026	2025	2026	2025
Net income (loss) available to common stockholders	$23,369	$8,287	$43,082	$19,922

Weighted average common shares outstanding	52,468,721	31,307,099	49,521,555	29,281,449
Effect of dilutive restricted stock awards	22	27	123	52
Diluted weighted average common shares outstanding	52,468,743	31,307,126	49,521,678	29,281,501
Earnings (loss) per share:
Basic	$0.45	$0.26	$0.87	$0.68
Diluted	$0.45	$0.26	$0.87	$0.68
14.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of June 30, 2026, we had unfunded commitments of $558.5 million for certain of our commercial real estate loan investments. The unfunded commitments consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the weighted average remaining term of the related loans of 2.38 years.
We have also committed to pay counterparty legal, diligence and other fees in connection with new financing facilities in the ordinary course of business.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, the Company was not involved in any material legal proceedings.
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
The significant segment expenses regularly provided to the CODM, generally include interest expense, debt issuance costs, management fees and general and administrative expenses, as separately presented on our condensed consolidated statements of comprehensive income. General and administrative expenses consist of directors’ and officers’ insurance, legal costs, investing, accounting, auditing and tax services, filing fees and miscellaneous general and administrative costs.

16.Subsequent Events
Due From Servicer
The $133.6 million related to amounts collected by the loan servicer but not yet remitted to the Company’s consolidated CLO Issuers and to the Company that were included in Other Assets was repaid in full in July 2026.
Equity

Issuances
Subsequent to June 30, 2026, we issued the following shares of common stock:

$ in thousands except share amounts	Shares Issued to Third Parties	Shares Issued to Affiliates(1)(2)	DRP Shares(3)
Class S	35,670	—	790
Class S-1	1,226,378	—	98,843
Class D	—	—	73
Class D-1	—	—	2,025
Class I	1,233,552	—	42,804
Class E	3,855	99,706	632
Class F	—	—	56,561
Total	2,499,455	99,706	201,728

Total net proceeds(4)	$62,514	$—	$5,103
(1)Affiliates include related parties discussed in Note 10 — “Related Party Transactions”.
(2)Includes 99,706 Class E shares issued to our Adviser as payment for management fees of $2.6 million which is excluded from total net proceeds.
(3)Represents shares issued under our distribution reinvestment plan.
(4)With respect to Shares Issued to Affiliates, total net proceeds represents the total value of shares of our common stock purchased by Invesco Realty under the Invesco Subscription agreement. With respect to DRP Shares, total net proceeds represents the total value of shares issued under our distribution reinvestment plan.
Repurchases
Subsequent to June 30, 2026, we repurchased the following stock:

$ in thousands except share amounts	Shares Repurchased from Third-Parties	Shares Repurchased from Affiliates(1)
Class S	—	—
Class S-1	88,485	—
Class D	—	—
Class D-1	—	—
Class I	13,743	—
Class E	595	—
Class F	—	—
Total	102,823	—

Total repurchases	$2,576	$—
(1)Affiliates include related parties discussed in Note 10 — “Related Party Transactions”.
Subsequent to June 30, 2026, all repurchase requests under our share repurchase plan were satisfied.

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
Forward-Looking Statements
This Quarterly Report may include statements that constitute “forward-looking statements” within the meaning of the United States securities laws and the Private Securities Litigation Reform Act of 1995, and such statements are intended to be covered by the safe harbor provided by the same. These forward-looking statements may include statements about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, distributions, repurchase plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “project,” “forecast” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements, although not all forward-looking statements may contain such words.
Forward-looking statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are difficult to predict and are generally beyond our control. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. We caution you not to rely unduly on any forward-looking statements and urge you to carefully consider the factors described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report and our Annual Report on Form 10-K. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Market Conditions
Private real estate credit markets remained active during the second quarter of 2026, supported by continued refinancing needs and a meaningful volume of upcoming commercial real estate loan maturities. Market conditions were influenced by evolving expectations for monetary policy and inflation. The Federal Reserve held the federal funds target range steady at 3.50% to 3.75% at its June 2026 meeting while noting that inflation remained elevated relative to its 2% goal and that economic activity continued to expand at a solid pace. Persistent inflationary pressures, resilient labor market conditions, and geopolitical uncertainty reduced expectations for near-term rate cuts, prompting markets to increasingly focus on a prolonged higher-for-longer interest rate environment.
Outlook
Looking ahead, we expect the private real estate credit market to remain well supported by stabilizing commercial real estate values that allow for improved collateral coverage and downside protection, continued higher-for-longer rate environment, and recovery in transaction activity that is driving demand for originations.
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

Q2 2026 Highlights
Capital Activity and Distributions
•Declared monthly net distributions totaling $23.8 million for the quarter ended June 30, 2026.
•Raised $117.1 million of net proceeds from the sale of our common stock through our Continuous Offering during the quarter ended June 30, 2026.
•All repurchase requests under our share repurchase plan were satisfied.
Investments
•Originated ten floating rate senior commercial real estate loans in the United States with a total commitment amount of $1.1 billion and total outstanding principal amount of $747.2 million as of June 30, 2026, including multifamily, industrial, and medical office properties.
•Originated one floating rate senior commercial real estate loan with a total commitment and total outstanding principal amount of $204.1 million (£158.6 million) secured by an industrial portfolio located in the United Kingdom.
•Originated one floating rate senior commercial real estate loan with a total commitment and total outstanding principal amount of $175.4 million (€153.7 million) secured by an industrial portfolio located in Germany and the Netherlands.
•Purchased $2.9 million in real estate-related securities, net of repayments, during the three months ended June 30, 2026.
•Three commercial real estate loans were fully repaid during the three months ended June 30, 2026. Principal and interest proceeds of $180.6 million were received and proceeds of $1.7 million were due from our loan servicer as of June 30, 2026. The $1.7 million due from our loan servicer was repaid in full in July 2026.
•Two commercial real estate loans, serving as collateral for our collateralized loan obligations, were fully repaid during the three months ended June 30, 2026. Principal and interest proceeds of $131.9 million were due from our loan servicer as of June 30, 2026. The $131.9 million due from our loan servicer was repaid in full in July 2026.
Financing Activity
•Financed a pool of loans and loan participations from our existing loan portfolio through a managed collateralized financing entity (“INCREF 2026-FL2”), contributing $1.1 billion of commercial real estate loan investments into INCREF 2026-FL2, issuing $1.2 billion of Secured Notes and Income Notes and retaining $150.2 million of INCREF 2026-FL2, consisting of Classes F, G and the Income Notes.
•Entered into a Revolving Credit Agreement with NatWest Markets PLC (“NatWest” or the “Credit Agreement”) and terminated our prior credit agreement.
•Received $84.0 million from our revolving credit facility, net of repayments, for the three months ended June 30, 2026.
•Repaid $228.5 million on our secured financing facilities, net of borrowings, for the three months ended June 30, 2026.

Financial Condition
Investment Activities
We commenced investing in domestic commercial real estate loans in May 2023 and in European loans in September 2024. As of June 30, 2026, our portfolio consists of 88 commercial real estate loans with a fair value of $6.1 billion. We elected the fair value option for our commercial real estate loan investments and, accordingly, recognize any origination costs or fees associated with the loans in the period of origination. Our domestic loan investments earn interest at Term SOFR plus a spread and had a weighted average interest rate of 6.28% as of June 30, 2026. Our European loans earn interest at either three-month Euribor or three-month SONIA and had a weighted average interest rate of 5.93% at June 30, 2026. During the three months ended June 30, 2026, we earned $90.8 million of interest income on these loans, of which we earned $74.2 million and $16.6 million from our US and non-US loans, respectively.
The following table details overall statistics for our loan portfolio as of June 30, 2026, December 31, 2025, and June 30, 2025:

$ in thousands	June 30, 2026	December 31, 2025	June 30, 2025
Number of investments	88	77	63
Principal balance	$6,065,288	$4,695,199	$3,546,862
Fair value	$6,062,942	$4,702,728	$3,550,378
Unfunded loan commitments(1)	$558,530	$360,450	$304,927
Weighted-average interest rate(2)	6.21%	6.43%	7.13%
Weighted-average maximum maturity (years)(3)	3.9	3.9	4.0
Origination loan-to-value(4)	66%	65%	63%
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
(4)    Origination loan-to-value is generally based on the initial loan amount and the independent property appraisals at the time of origination.
The following charts illustrate the diversification and composition of our loan portfolio based on fair value as of June 30, 2026:
The following table details our loan activity:

	Three Months Ended	Six Months Ended
$ in thousands	June 30, 2026	June 30, 2026
Loan originations	$1,123,145	$1,708,851
Loan fundings	79,990	89,885
Loan repayments and sales	(320,753)	(402,633)
Total net fundings	$882,382	$1,396,103

For the three months ended June 30, 2026, the Company closed ten U.S. loan originations and two European loan originations, with an aggregate total loan commitment amount of $1.4 billion, resulting in $269.4 million of net committed equity and a net spot coupon of 10.62% based on the weighted average interest rate on our net committed equity position as of June 30, 2026. Net committed equity represents the Company’s whole loan commitments less the related secured financing.
The portfolio saw a slight increase in weighted average net spread quarter-over-quarter, going from 6.70% as of March 31, 2026, to 7.11% as of June 30, 2026. The weighted average interest rate spread on our net committed equity position is comprised of the difference between the spread on our commercial real estate loans applied to the committed loan amounts less the spread on our borrowings applied to the total financing. This difference is divided by our net committed equity position. The weighted average interest rate is the spread combined with the applicable benchmark rate (in effect on June 30, 2026) after considering any impact of the interest rate floor.
The following table provides details of our loan portfolio, on a loan-by-loan basis, as of June 30, 2026:

$ in thousands
Metropolitan Statistical Area	Property Type	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Current Maturity	Maximum Maturity(3)
Richmond	Industrial	9/25/2023	6.98%	$38,300	$34,621	$34,546	10/9/2026	10/9/2028
Atlanta	Industrial	11/6/2023	6.98%	92,950	83,849	83,669	11/9/2026	11/9/2028
Seattle	Multifamily	12/12/2023	6.58%	68,500	68,500	68,500	12/9/2026	12/9/2028
New York	Multifamily	2/8/2024	6.63%	120,000	118,190	117,946	2/9/2027	2/9/2029
Los Angeles	Multifamily	3/28/2024	6.63%	45,000	42,058	41,969	4/9/2027	4/9/2029
Los Angeles	Multifamily	4/12/2024	6.68%	66,050	58,259	58,137	4/9/2027	4/9/2029
Fort Worth	Multifamily	5/15/2024	6.53%	23,650	23,650	23,650	6/9/2027	6/9/2029
Fort Worth	Multifamily	5/15/2024	6.53%	22,500	21,775	21,775	6/9/2027	6/9/2029
Orange County	Industrial	5/31/2024	6.48%	47,275	44,772	44,708	6/9/2027	6/9/2029
San Francisco	Multifamily	6/17/2024	6.28%	33,500	32,147	32,081	7/9/2027	7/9/2029
Jacksonville	Multifamily	6/28/2024	6.73%	40,350	39,864	39,813	7/9/2027	7/9/2029
Various U.S.	Self-Storage	7/10/2024	6.83%	42,448	42,349	42,349	8/9/2027	8/9/2029
Houston	Multifamily	7/24/2024	6.53%	50,750	49,750	49,750	8/9/2026	8/9/2029
Dallas	Multifamily	8/1/2024	6.48%	44,000	44,000	44,000	8/9/2026	8/9/2029
Tampa	Multifamily	8/1/2024	6.33%	41,750	41,750	41,750	8/9/2027	8/9/2029
Las Vegas	Industrial	8/20/2024	6.43%	55,515	53,325	53,248	9/9/2027	9/9/2029
Various U.S.	Self-Storage	8/27/2024	6.83%	11,267	11,154	11,154	9/9/2027	9/9/2029
Washington D.C.	Multifamily	8/28/2024	6.38%	101,000	99,327	99,327	9/9/2027	9/9/2029
Various U.S.	Industrial	8/30/2024	7.03%	83,500	77,883	77,883	9/9/2027	9/9/2029
Various U.S.	Industrial	9/12/2024	6.38%	128,010	123,097	122,833	10/9/2027	10/9/2029
Various U.S.	Industrial	9/13/2024	6.38%	47,881	47,881	47,778	10/9/2027	10/9/2029
Bristol, United Kingdom	Industrial	9/26/2024	6.90%	109,919	109,919	109,919	10/9/2027	10/9/2028
Europe	Industrial	9/26/2024	5.21%	93,259	93,259	93,259	10/9/2027	10/9/2028
Europe	Industrial	9/26/2024	5.35%	104,381	104,381	104,381	10/9/2027	10/9/2028
Gainesville	Self-Storage	10/8/2024	6.83%	7,030	7,025	7,025	10/9/2027	10/9/2029
Tacoma	Self-Storage	10/8/2024	6.83%	13,356	13,307	13,307	10/9/2027	10/9/2029
Lynchburg	Self-Storage	10/8/2024	6.83%	14,225	14,075	14,075	10/9/2027	10/9/2029
Los Angeles	Multifamily	10/10/2024	6.48%	22,545	21,028	20,985	10/9/2026	10/9/2029
Washington D.C.	Multifamily	10/15/2024	6.33%	98,900	97,570	97,570	10/9/2027	10/9/2029
San Jose (5)	Industrial	10/31/2024	12.00%	30,000	26,579	26,579	10/31/2027	10/31/2029
New York (4)	Multifamily	12/6/2024	6.38%	61,897	61,397	61,265	12/9/2027	12/9/2029
Orange County	Industrial	12/13/2024	6.58%	67,832	54,906	54,827	1/9/2028	1/9/2030
Riverside	Industrial	12/17/2024	6.83%	58,092	52,724	52,655	1/9/2028	1/9/2030
Ft Lauderdale	Self-Storage	12/18/2024	6.83%	14,251	14,044	14,044	1/9/2028	1/9/2030
Chicago	Industrial	12/20/2024	6.58%	31,802	30,426	30,381	1/9/2028	1/9/2030
Austin	Industrial	1/16/2025	6.68%	26,042	23,209	23,177	2/9/2028	2/9/2030
Raleigh	Student Housing	1/30/2025	6.33%	43,460	41,125	41,086	2/9/2027	2/9/2030
Columbia	Student Housing	2/6/2025	6.33%	29,750	27,421	27,396	2/9/2027	2/9/2030
Baton Rouge	Student Housing	2/6/2025	6.33%	29,500	25,406	25,383	2/9/2027	2/9/2030
Portland	Multifamily	2/13/2025	6.33%	60,165	59,483	59,355	3/9/2027	3/9/2030
Eugene	Student Housing	2/19/2025	6.33%	73,053	69,273	69,206	3/9/2027	3/9/2030
Austin	Student Housing	2/19/2025	6.33%	49,943	48,105	48,059	3/9/2027	3/9/2030

$ in thousands
Metropolitan Statistical Area	Property Type	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Current Maturity	Maximum Maturity(3)
Knoxville	Student Housing	2/20/2025	6.33%	98,290	91,099	90,926	3/9/2027	3/9/2030
Philadelphia	Self-Storage	3/11/2025	6.73%	6,715	6,512	6,512	4/9/2028	4/9/2030
Minneapolis	Self-Storage	3/11/2025	6.73%	7,475	7,314	7,314	4/9/2028	4/9/2030
Athens	Student Housing	4/1/2025	6.13%	27,200	25,324	25,298	4/9/2027	4/9/2030
Athens	Student Housing	4/1/2025	6.13%	22,000	21,069	21,046	4/9/2027	4/9/2030
New York	Multifamily	4/15/2025	5.98%	25,682	23,029	23,029	5/9/2028	5/9/2030
Boston	Self-Storage	5/19/2025	6.48%	9,276	9,084	9,068	6/9/2028	6/9/2030
Portland	Multifamily	5/21/2025	6.03%	50,110	50,110	50,112	6/9/2027	6/9/2030
Various U.S.	Industrial	6/9/2025	5.93%	354,550	344,365	344,365	6/9/2028	6/9/2030
London, United Kingdom	Industrial	6/17/2025	6.58%	209,243	209,243	209,243	7/10/2027	7/10/2028
Seattle	Self-Storage	7/8/2025	6.43%	6,776	6,328	6,329	7/9/2028	7/9/2030
Orlando	Industrial	7/10/2025	6.33%	80,150	72,043	72,043	7/9/2028	7/9/2030
Europe	Industrial	7/28/2025	5.33%	50,466	50,466	50,466	10/7/2027	10/7/2029
Raleigh	Multifamily	8/8/2025	6.13%	47,870	41,079	41,080	8/9/2028	8/9/2030
Seattle	Multifamily	8/20/2025	6.18%	24,240	23,000	23,000	9/9/2028	9/9/2030
San Antonio	Industrial	9/11/2025	6.18%	39,546	33,860	33,865	10/9/2028	10/9/2030
Chicago	Multifamily	9/16/2025	6.03%	91,050	85,256	85,256	10/9/2028	10/9/2030
Various U.S.	Multifamily	9/30/2025	5.88%	255,500	254,000	253,715	10/9/2028	10/9/2030
Europe	Industrial	9/30/2025	5.58%	21,960	21,960	21,960	10/15/2027	10/15/2029
Salt Lake City	Self-Storage	10/14/2025	6.38%	9,780	9,405	9,409	11/9/2028	11/9/2030
New York (4)	Multifamily	10/14/2025	6.03%	140,500	134,496	134,499	10/9/2028	10/9/2030
Atlanta	Self-Storage	10/14/2025	6.38%	8,928	8,533	8,537	11/9/2028	11/9/2030
New York (4)	Multifamily	10/15/2025	5.73%	280,000	280,000	280,000	11/9/2028	11/9/2030
Sarasota	Multifamily	10/15/2025	6.03%	40,750	40,750	40,750	11/9/2028	11/9/2030
San Francisco	Multifamily	11/25/2025	6.03%	115,150	87,570	87,578	12/9/2027	12/9/2030
New York	Self-Storage	12/3/2025	6.23%	69,300	66,701	66,733	12/9/2028	12/9/2030
Riverside	Industrial	12/23/2025	6.48%	150,730	120,810	120,905	1/9/2029	1/9/2031
New York (4)	Multifamily	12/30/2025	5.91%	80,500	78,000	78,019	1/9/2029	1/9/2031
Phoenix	Multifamily	1/23/2026	6.03%	54,000	53,400	53,400	2/9/2028	2/9/2031
Baltimore	Industrial	2/3/2026	6.28%	42,100	37,500	37,516	2/9/2028	2/9/2031
Brighton, United Kingdom	Multifamily	2/27/2026	6.28%	222,949	216,937	216,937	4/9/2029	4/9/2031
San Francisco	Multifamily	3/12/2026	5.98%	136,532	128,760	128,810	4/9/2029	4/9/2031
Various U.S.	Multifamily	3/26/2026	5.87%	109,400	103,012	103,012	4/9/2029	4/9/2031
Miami	Industrial	3/30/2026	6.23%	50,638	44,788	44,788	4/9/2028	4/9/2031
Various U.K.	Industrial	4/22/2026	6.23%	204,093	204,093	204,093	4/22/2029	4/22/2031
Various Europe	Industrial	4/22/2026	4.69%	175,359	175,359	175,359	4/22/2029	4/22/2031
Fort Lauderdale	Industrial	5/4/2026	6.13%	59,500	49,950	49,950	5/9/2029	5/9/2031
Philadelphia	Multifamily	5/22/2026	6.03%	115,000	111,762	111,762	5/9/2029	5/9/2031
Various U.S.	Industrial	5/26/2026	6.28%	116,500	107,600	107,600	6/9/2029	6/9/2031
Various U.S.	Industrial	5/26/2026	6.13%	113,000	105,500	105,500	6/9/2029	6/9/2031
New York (4)	Multifamily	5/29/2026	6.13%	74,700	74,700	74,700	6/9/2029	6/9/2031
Boston	Medical Office	6/3/2026	6.81%	55,000	40,550	40,550	6/9/2029	6/9/2031
Dallas	Multifamily	6/29/2026	6.11%	71,827	69,878	69,878	7/9/2028	7/9/2031
Dallas	Multifamily	6/29/2026	6.11%	40,385	39,192	39,192	7/9/2028	7/9/2031
New York	Multifamily	6/30/2026	6.30%	350,000	88,738	88,738	6/9/2029	6/9/2031
Seattle	Industrial	6/30/2026	6.13%	65,500	59,300	59,300	7/9/2029	7/9/2031
			6.21%	$6,623,818	$6,065,288	$6,062,942
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
(5)This loan is a mezzanine loan.

Significant Borrowers/Sponsors
As of June 30, 2026, we have invested in 88 commercial real estate loans with a fair value of $6.1 billion. Within our loan portfolio, we have exposure to over 30 individual sponsors. Approximately 36% of the portfolio is sponsored by firms included in the PERE Top 10 and approximately 51% is sponsored by firms in the PERE Top 100 list of the largest 100 real estate private equity firms. PERE (Private Equity Real Estate), published by Private Equity International, is a recognized industry publication and data provider covering the global private real estate investment sector.

Our largest individual Sponsor portfolio includes ten individual loans affiliated with a single sponsor that together represent 14.3% of our loan portfolio. Our next largest individual Sponsor portfolio represents 11.5% of our loan portfolio across four facilities and an individual loan. A facility may contain individual loans that are cross-collateralized and cross-defaulted, but loans are not cross-collateralized nor cross-defaulted across facilities, and the credit exposure of each facility’s loans is contained within its distinct structure. No single facility or loan is greater than 10% of the portfolio.
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
Our loan portfolio had a weighted-average loan risk rating of 2.8 as of June 30, 2026 and December 31, 2025.
Real Estate-Related Securities
As of June 30, 2026, our liquid real estate-related securities portfolio consisted of investments in commercial mortgage-backed securities (“CMBS”). The following table details overall statistics for our investments in real estate-related securities as of June 30, 2026:

$ in thousands	June 30, 2026
Number of investments	14
Principal balance	$19,320
Amortized cost	$19,343
Fair value	$19,404
Period-end weighted average yield	6.09%
Weighted average maturity date	July 2041
Financing and Other Liabilities
We finance the majority of our commercial real estate loan portfolio through collateralized loan obligations and secured financing facilities, which are structured as repurchase agreements and term lending agreements. Pursuant to our fair value option election described in the notes to our financial statements, we mark to market assets and liabilities associated with our financing arrangements for financial reporting purposes. For repurchase agreements with defined credit mark-to-market features, lenders may require us to provide additional margin in the form of cash or other forms of collateral in connection with underlying collateral value decreases, as is customary for agreements of this type. We have not received margin calls on any of our repurchase agreements to date. Certain of our financing arrangements, however, are not contractually subject to credit or capital markets mark-to-market provisions with respect to margin call rights (i.e., liability repayment) and are referred to in the below table as “Non-Mark-to-Market” financing arrangements.
On May 7, 2026, the Operating Partnership (the “Initial Borrower”) entered into a Revolving Credit Agreement with NatWest, as lender, lead arranger, and administrative agent. The Credit Agreement provides for a two‑tranche revolving credit facility consisting of (i) a Tranche A facility with no initial committed amount and (ii) a $100.0 million Tranche B facility.
Tranche A, if and when activated, provides for a revolving line of credit denominated in U.S. dollars bearing interest at Term SOFR plus 1.90% and maturing in January 2028. Tranche B provides for a revolving line of credit denominated in U.S. dollars, Euros, or British pound sterling bearing interest at the applicable benchmark rate plus a margin ranging from 2.75% to 3.25%, depending on the advance rate elected, and maturing in May 2028 following the closing date. Unused commitments under Tranche A and Tranche B are subject to a commitment fee of 0.25% per annum and 1.00% per annum, respectively. The Company incurred an arranger fee equal to 0.50% of the Tranche B facility commitment.

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
In connection with the closing of our Revolving Credit Agreement with NatWest, the Company’s prior credit agreement was terminated, and all related liens were released.
We utilize the NatWest facility as a short-term cash management tool to pay fees and expenses and bridge portfolio-level financing arrangements. Our revolving line of credit had a weighted average borrowing rate of 6.90% as of June 30, 2026.
The table below summarizes our financing liabilities as of June 30, 2026(1). These facilities charge interest at one-month Term SOFR plus a spread for our USD denominated borrowings, three-month Euribor plus a spread for our Euro denominated borrowings, and three-month SONIA plus a spread for our British pound sterling denominated borrowings. Secured financing facilities had a weighted average borrowing rate of 5.06% as of June 30, 2026.

$ in thousands	Non-/Mark-to-Market on Collateral	Maximum Facility Size	Amount Outstanding	Available Balance
Collateralized Loan Obligations
INCREF 2026-FL2	Non-Mark-to-Market	$1,088,692	$1,088,692	$—
INCREF 2025-FL1	Non-Mark-to-Market	1,040,842	1,040,842	—

Term Lending Agreements
INCREF Lending II	Non-Mark-to-Market	300,000	155,681	144,319
INCREF Lending III	Non-Mark-to-Market	72,840	68,000	4,840

Secured Lending Agreements
Morgan Stanley Bank	Mark-to-Market	750,000	374,178	375,822
Citibank	Mark-to-Market	1,300,000	695,653	604,347
Barclays	Mark-to-Market	500,000	346,268	153,732
Wells Fargo	Mark-to-Market	1,200,000	740,340	459,660
Bank of Montreal	Mark-to-Market	256,600	224,000	32,600
INCREF Repurchase I	Mark-to-Market	250,000	86,458	163,542
INCREF Repurchase II	Mark-to-Market	250,000	117,008	132,992
		$7,008,974	$4,937,120	$2,071,854

Revolving Credit Facility		$100,000	$100,000	$—
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
Our Credit Agreement contains customary representations, warranties, and covenants, including financial covenants requiring a minimum adjusted tangible net worth, a minimum interest coverage ratio, minimum liquidity of the Initial Borrower based on net asset value, and a minimum fair value‑to‑cost ratio.
As of June 30, 2026, we were in compliance with the covenants of our financing facilities.
In June 2026, the Company financed a pool of loans and loan participations from its existing loan portfolio through INCREF 2026-FL2, contributing $1.1 billion of commercial real estate loan investments to INCREF 2026-FL2 and issuing $1.2 billion of notes. The Company retained $150.2 million of the notes issued by INCREF 2026-FL2. The rated notes bear interest at Term SOFR plus a spread. The collateralized loan obligations execution provides the Company with match-term financing on a non-mark-to-market and non-recourse basis. The third-party notes were issued at par, with the Company receiving $1.1 billion in proceeds from the transaction.

In May 2025, the Company financed a pool of loans and loan participations from its existing loan portfolio through INCREF 2025-FL1, contributing $1.2 billion of commercial real estate loan investments into INCREF 2025-FL1 and issuing $1.2 billion of notes. The Company currently retains $176.5 million of INCREF 2025-FL1. The rated notes bear interest at Term SOFR plus a spread and will mature at par on the payment date in October 2042, unless redeemed or repaid prior thereto. The proceeds from the issuance, after payment of certain fees and expenses, were primarily used to repay amounts owed to certain repurchase agreement facility lenders.
The table below summarizes our collateralized loan obligations as of June 30, 2026.

	Facility				Collateral
$ in thousands	Term	Weighted Average Interest Rate(1)	Amount Outstanding	Fair Value	Count	Principal Balance Outstanding	Fair Value
INCREF 2026-FL2	Dec 2043	5.27%	$1,088,692	$1,088,692	35	$1,146,226	$1,146,226
INCREF 2025-FL1	Oct 2042	5.67%	1,040,842	1,038,102	27	1,084,546	1,082,244
Total			$2,129,534	$2,126,794	62	$2,230,772	$2,228,470
(1)    Represents the weighted average interest rate in effect as of June 30, 2026.

Results of Operations
For the three and six months ended June 30, 2026 and 2025, our results of operations consisted of:

	Three Months Ended June 30,			Six Months Ended June 30,
$ in thousands except per share amount	2026	2025	$ Change	2026	2025	$ Change
Net Interest Income
Commercial real estate loan interest income	$90,785	$55,221	$35,564	$167,910	$102,062	$65,848
Real estate-related securities interest income	260	50	210	494	50	444
Other interest income	1,154	1,059	95	2,019	2,034	(15)
Interest expense	(60,793)	(37,323)	(23,470)	(112,412)	(68,620)	(43,792)
Net interest income	31,406	19,007	12,399	58,011	35,526	22,485

Other Income (Expense)
Unrealized gain (loss) on loans, net	(19,661)	26,414	(46,075)	(35,891)	39,094	(74,985)
Gain (loss) on real estate-related securities, net	67	20	47	21	20	1
Unrealized gain (loss) on secured financing facilities, net	8,374	(20,681)	29,055	18,516	(29,155)	47,671
Unrealized gain (loss) on collateralized loan obligations, net	10,209	(5,153)	15,362	11,080	(5,153)	16,233
Gain (loss) on derivative instruments, net	1,318	(5,362)	6,680	7,577	(7,542)	15,119
Gain (loss) on foreign currency transactions, net	(3)	(117)	114	(469)	(108)	(361)
Loan arrangement fee income, net of related party expense of $3,494 and $4,957, and $3,246 and $5,365, for the three and six months ended June 30, 2026 and 2025, respectively.	10,484	3,459	7,025	14,864	5,578	9,286
Other income and (expense), net	(54)	290	(344)	138	579	(441)
Total other income (expense), net	10,734	(1,130)	11,864	15,836	3,313	12,523

Expenses
Management and performance fees - related party	4,140	1,838	2,302	7,944	3,668	4,276
Debt issuance and other financing costs related to borrowings, at fair value	11,735	5,478	6,257	16,603	10,394	6,209
Organizational costs	—	—	—	—	2	(2)
General and administrative	2,893	2,274	619	6,212	4,824	1,388
Total expenses	18,768	9,590	9,178	30,759	18,888	11,871

Net income (loss)	$23,372	$8,287	$15,085	$43,088	$19,951	$23,137
Net income (loss) attributable to non-controlling interest	3	—	3	6	—	6
Dividends to preferred stockholders	—	—	—	—	(2)	2
Issuance and redemption costs of redeemed preferred stock	—	—	—	—	(27)	27
Net income (loss) attributable to common stockholders	$23,369	$8,287	$15,082	$43,082	$19,922	$23,160

Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$0.45	$0.26	$0.19	$0.87	$0.68	$0.19
Diluted	$0.45	$0.26	$0.19	$0.87	$0.68	$0.19
Weighted average number of shares of common stock
Basic	52,468,721	31,307,099	21,161,622	49,521,555	29,281,449	20,240,106
Diluted	52,468,743	31,307,126	21,161,617	49,521,678	29,281,501	20,240,177

(1) Net income in the above table differs from comprehensive income in the condensed consolidated statements of comprehensive income due to the currency translation adjustment of $24,000 and $(47,000), and $123,000 and $149,000, for the three and six months ended June 30, 2026 and 2025, respectively. The currency translation adjustment represents gains or losses from converting consolidated foreign subsidiaries' financial statements into the parent company's reporting currency for financial reporting purposes. These amounts do not result from operations and are not reflected above in net income.
Net Income (Loss) attributable to Common Stockholders
Net income (loss) attributable to common stockholders increased by $15.1 million during the three months ended June 30, 2026 and increased by $23.2 million during the six months ended June 30, 2026, as compared to the corresponding periods ending June 30, 2025. We originated or acquired 12 and 18 loans during the three and six months ended June 30, 2026, compared to 7 and 17 loan originations during the three and six months ended June 30, 2025. The increase across periods was primarily due to the increase in average earning assets during the period, as compared to June 30, 2025 and as illustrated in the table below.
Net Interest Income
Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2026	2025	2026	2025
Average earning assets(1)	$5,928,304	$3,150,182	$5,465,899	$2,911,215
Average earning assets yield(2)	6.14%	7.02%	6.16%	7.02%
(1)    Average earning assets are based on weighted month-end balances.
(2)    Average earning asset yield is calculated by dividing interest income by average earning assets. All yields are annualized. Average earning assets yield decreased for the three months ended June 30, 2026 as compared to the prior period due to a combination of reduced benchmark rates and reduced pricing on our commercial real estate loan investments.
Interest Expense
The table below presents information related to our borrowings and cost of funds for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026				2025
$ in thousands	Average Borrowings(1)	Interest Expense	Average Cost of Funds(2)	Maximum Borrowings(3)	Average Borrowings(1)	Interest Expense	Average Cost of Funds(2)	Maximum Borrowings(3)
Secured financing facilities	$3,357,450	$43,690	5.21%	$3,773,637	$1,780,171	$27,506	6.18%	$2,182,240
Revolving credit agreement	9,011	434	7.77%	100,000	—	—	—%	—
Collateralized loan obligations	1,375,616	16,669	4.85%	2,130,380	995,910	9,817	5.91%	995,976
Total	$4,742,077	$60,793	5.11%	$6,004,017	$2,776,081	$37,323	6.08%	$3,178,216

	Six Months Ended June 30,
	2026				2025
$ in thousands	Average Borrowings(1)	Interest Expense	Average Cost of Funds(2)	Maximum Borrowings(3)	Average Borrowings(1)	Interest Expense	Average Cost of Funds(2)	Maximum Borrowings(3)
Secured financing facilities	$3,121,187	$80,171	5.14%	$3,773,637	$1,911,815	$58,578	6.13%	$2,182,240
Revolving credit agreement	19,497	915	6.73%	156,000	6,221	225	7.25%	135,000
Collateralized loan obligations	1,186,925	31,326	5.28%	2,130,380	995,910	9,817	5.91%	995,976
Total	$4,327,609	$112,412	5.19%	$6,060,017	$2,913,946	$68,620	6.06%	$3,313,216
(1) Average borrowings are generally based on weighted month-end balances. In the absence of month-end balances, average daily balances are used. Average borrowings increased to finance new investments which grew correspondingly during the period.
(2)    Average cost of funds is calculated by dividing annualized interest expense by average borrowings, excluding unused and make-whole fees. Interest expense for our revolving credit agreement includes unused fees of $134,000 and make-whole fees of $129,000 for the three and six months ended June 30, 2026. These fees relate to maintaining the new revolving credit agreement entered into on May 7, 2026 and did not exist in the former revolving credit agreement.
(3)    Amount represents the maximum borrowings at each month-end within the period.
Other Income (Expense), Net
Unrealized gain (loss) on loans, net, and Unrealized gain (loss) on secured financing facilities, net
Unrealized gains (losses) on loans and secured financing facilities are comprised of unrealized fair value market price changes and unrealized changes in foreign exchange rates. The tables below present these components for the three and six months ended June 30, 2026 and 2025:

$ in thousands	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Loans
Unrealized gain (loss) on fair value marks	$(9,335)	$(9,937)
Unrealized gain (loss) on foreign exchange revaluation	(10,326)	(25,954)
Unrealized gain (loss) on loans, net	$(19,661)	$(35,891)

Secured financing facilities
Unrealized gain (loss) on fair value marks	$100	$343
Unrealized gain (loss) on foreign exchange revaluation	8,274	18,173
Unrealized gain (loss) on secured financing facilities, net	$8,374	$18,516

$ in thousands	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Loans
Unrealized gain (loss) on fair value marks	$935	$2,791
Unrealized gain (loss) on foreign exchange revaluation	25,479	36,303
Unrealized gain (loss) on loans, net	$26,414	$39,094

Secured financing facilities
Unrealized gain (loss) on fair value marks	$277	$82
Unrealized gain (loss) on foreign exchange revaluation	20,404	29,073
Unrealized gain (loss) on secured financing facilities, net	$20,681	$29,155
Unrealized gain (loss) on collateralized loan obligations, net
Unrealized gain (loss) on collateralized loan obligations, net was a net gain of $10.2 million and $11.1 million for the three and six months ended June 30, 2026. Unrealized gain (loss) on collateralized loan obligations, net was a net loss of $5.2 million for both the three and six months ended June 30, 2025.
Gain (loss) on derivatives, net
We enter into currency forward contracts to help mitigate the impact of changes in foreign currency exchange rates on our investments and financing transactions denominated in currencies other than the United States dollar. Despite being economic hedges, we have elected not to treat our foreign currency forwards as hedges for accounting purposes and, therefore, the realized and unrealized gains and losses associated with such instruments are included in gain (loss) on derivative instruments, net and may not fully offset the foreign exchange gains and losses on the loans and secured financing facilities. For the three and six months ended June 30, 2026, we recorded a realized loss of $1.3 million and a realized gain of $1.2 million, and an unrealized gain of $2.7 million and $6.3 million, respectively, on currency forward contracts. For the three and six months ended June 30, 2025, we recorded a realized loss of $4,000 and a realized gain of $0.1 million, and an unrealized loss of $5.4 million and $7.7 million, respectively, on currency forward contracts.

The following table illustrates the realized and unrealized foreign exchange impact recognized in the condensed consolidated statements of comprehensive income in the three and six months ended June 30, 2026 and 2025, of our loans and secured financing arrangements as well as the offsetting gain (loss) on derivative instruments in the periods:

$ in thousands	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Unrealized foreign exchange gain (loss) on loans	$(10,326)	$(25,954)
Realized foreign exchange gain (loss) on loans	(60)	(60)
Unrealized foreign exchange gain (loss) on secured financing facilities	8,274	18,173
Realized foreign exchange gain (loss) on secured financing facilities	48	48
Gain (loss) on foreign currency transactions, net	(3)	(469)
Gain (loss) on derivative instruments, net	1,318	7,577
Net impact of hedged foreign exchange	$(749)	$(685)

$ in thousands	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Unrealized foreign exchange gain (loss) on loans	$25,479	$36,303
Unrealized foreign exchange gain (loss) on secured financing facilities	(20,404)	(29,073)
Gain (loss) on derivative instruments, net	(5,362)	(7,542)
Net impact of hedged foreign exchange	$(287)	$(312)
Loan arrangement fee income, net of related party expense
Effective June 2026, the Company changed the name of commitment fee income to loan arrangement fee income. Prior-period references to commitment fee income have been conformed to the current-period presentation as loan arrangement fee income. The change did not affect recognition or measurement as solely the name of the fee was changed. Borrowers pay a loan arrangement fee that is calculated as a percent of the whole loan on a fully-funded basis, as determined by the Adviser at the time of origination. We pay our Adviser 50% (not to exceed 0.5% of the whole loan amount on a fully-funded basis) of any loan arrangement fee charged to borrowers in connection with each new loan. As part of the Adviser’s ongoing commitment to our continued success and to benefit the Company and its stockholders, the Adviser elected to irrevocably waive half of the loan arrangement fees payable to the Adviser in connection with each new loan originated during the period commencing January 1, 2026 through December 31, 2026. On August 7, 2026, we entered into an Amended and Restated Advisory Agreement with the Adviser to make permanent the decrease in the loan arrangement fees payable to the Adviser, such that loan arrangement fees payable to the Adviser are equal to 25% of any loan arrangement fee charged to borrowers in connection with each new loan (not to exceed 0.25% of the whole loan on a fully funded basis). For the three and six months ended June 30, 2026, the amount waived equaled $3.5 million and $5.0 million, respectively.
We recognize loan arrangement fees immediately in earnings because we elected the fair value option for our loan investments. For the three and six months ended June 30, 2026 and 2025, respectively, we earned approximately $10.5 million and $14.9 million, and $3.5 million and $5.6 million, respectively, of loan arrangement fee income, after related party expenses. We originated or acquired 12 and 18 loans during the three and six months ended June 30, 2026, compared to 7 and 17 loan originations during the three and six months ended June 30, 2025.
Expenses
Our expenses for the three and six months ended June 30, 2026 totaled $18.8 million and $30.8 million and primarily consisted of management and performance fees, debt issuance and other financing costs, and general and administrative expenses. Expenses increased by $9.2 million and $11.9 million as compared to the three and six months ended June 30, 2025. The number of commercial real estate loan investments increased to 88 at June 30, 2026 from 63 at June 30, 2025.
Management fees and performance fees began to accrue on March 1, 2024. Management fees are accrued monthly and paid quarterly in arrears and performance fees are paid annually. The management fee is based on our NAV and is paid to the Adviser as compensation for services provided under the Advisory Agreement. The performance fee is based on Performance Fee Income, as defined in our Advisory Agreement. We will not pay the Adviser a performance fee with respect to any class of shares that has a negative total return per share for the calendar year. Total return is determined based on total distributions plus the change in NAV. During the three and six months ended June 30, 2026, we incurred management fees of $2.6 million and $4.8 million and performance fees of $1.5 million and $3.1 million. During the three and six months ended June 30, 2025, we incurred management fees of $1.3 million and $2.4 million and performance fees of $0.5 million and $1.3 million, respectively.

We expense debt issuance costs as incurred because we elected the fair value option for our secured financing facilities and revolving credit facility. When we incur debt issuance costs prior to a debt facility closing, we expense the costs as incurred if we intend to elect the fair value option to account for the debt facility and the closing is probable as of the balance sheet date. Our debt issuance and other financing costs primarily consist of upfront lender fees and legal costs directly associated with entering into our debt facilities. During the three and six months ended June 30, 2026 and 2025, we incurred debt issuance and other financing costs of $11.7 million and $16.6 million, and $5.5 million and $10.4 million, respectively. In the 2026 period, we incurred upfront costs for INCREF 2026-FL2, a new repurchase facility, and upsizing three existing repurchase facilities; whereas in the 2025 period, we incurred upfront costs for INCREF 2025-FL1 and a new repurchase facility. For the three and six months ended June 30, 2026, average secured financing facilities borrowings were $3.4 billion and $3.1 billion, respectively, as compared to $1.8 billion and $1.9 billion for the three and six months ended June 30, 2025, respectively.
Our general and administrative expenses primarily consisted of investing, accounting, auditing, legal and other professional fees. Our general and administrative expenses for the three and six months ended June 30, 2026 increased by $0.6 million and $1.4 million, respectively, as compared to the three and six months ended June 30, 2025. The increase is reflective of the increase in activity over the comparative period.
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
The following table details the major components of our NAV as of June 30, 2026 and December 31, 2025:

$ in thousands, except share data	June 30, 2026	December 31, 2025
Commercial real estate loan investments, at fair value	$6,062,942	$4,702,728
Real estate-related securities, at fair value	19,404	14,818
Cash and cash equivalents	75,728	16,557
Restricted cash	126,389	29,058
Interest receivable	30,072	20,746
Derivative assets, at fair value	5,731	615
Other assets(1)	134,782	736
Unamortized debt costs	23,681	13,329
Secured lending agreements, at fair value	(2,583,774)	(2,359,543)
Term lending agreements, at fair value	(223,681)	(223,033)
Collateralized loan obligations, at fair value	(2,126,794)	(1,005,157)
Revolving credit facility, at fair value	(100,000)	(55,000)
Interest payable	(19,170)	(12,795)
Derivative liabilities, at fair value	(777)	(1,992)
Dividends and distributions payable	(8,234)	(6,536)
Accounts payable, accrued expenses and other liabilities	(31,952)	(31,526)
Due to affiliates(2)	(13,840)	(14,039)
Non-controlling interest liquidation preference	(125)	—
Net asset value	$1,370,382	$1,088,966
Number of outstanding shares(3)	54,254,336	43,168,734
(1)    Other assets include $1.0 million of prepaid expenses, $133.6 million principal and interest due from servicer, and $0.1 million related to the elimination of the impact of the net mark-to-market on retained CLO interests as of June 30, 2026. As of December 31, 2025, other assets include $0.4 million of prepaid expenses, $0.2 million of deferred offering costs and $0.1 million related to the elimination of the impact of the net mark-to-market on retained CLO interests.
(2)    Excludes (i) amounts advanced by the Adviser of $9.2 million and $10.9 million for organizational, offering and operating expenses as of June 30, 2026 and December 31, 2025, respectively and (ii) accrued stockholder servicing fees not currently payable to the Dealer Manager of $26.4 million and $22.4 million as of June 30, 2026 and December 31, 2025, respectively.
(3)    Includes 6,440,874 and 5,048,509 shares of common stock held by an Invesco affiliate that are classified as redeemable common stock as of June 30, 2026 and December 31, 2025, respectively.

The following table provides a breakdown of our total NAV and NAV per share by class as of June 30, 2026:

$ in thousands, except per share data	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total
Net asset value	$45,415	$629,340	$37,645	$8,126	$354,321	$54,572	$240,963	$1,370,382
Number of outstanding shares(1)	1,820,933	25,120,856	1,510,856	325,698	14,164,667	2,097,235	9,214,091	54,254,336
NAV Per Share	$24.94	$25.05	$24.92	$24.95	$25.01	$26.02	$26.15
(1) Includes 1,498,498 Class S shares, 1,499,487 Class D shares, 1,495,127 Class I shares and 1,947,762 Class E shares that are classified as redeemable common stock.
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
The following table reconciles GAAP equity per our condensed consolidated balance sheets to our NAV:

$ in thousands	June 30, 2026	December 31, 2025
Equity	$1,147,840	$914,643
Adjustments:
Redeemable common stock - related party	163,324	127,691
Advanced organizational, offering and operating expenses	9,198	10,870
Accrued stockholder servicing fees not currently payable(1)	26,362	22,352
Unamortized debt costs	23,681	13,329
Elimination of impact of net mark-to-market on retained CLO interests	102	81
Non-controlling interest liquidation preference	(125)	—
NAV	$1,370,382	$1,088,966
(1)    We have accrued stockholder servicing fees totaling $26.8 million of which $0.4 million is currently payable to the Dealer Manager as of June 30, 2026 and totaling $22.4 million of which $0.4 million was payable to the Dealer Manager as of December 31, 2025.
We classify common stock held by Invesco Realty, Inc. (“Invesco Realty”), an affiliate, as redeemable common stock, which is not a component of equity on our GAAP condensed consolidated balance sheets. Due to the redemption terms and other features of these shares described in Note 11 — “Redeemable Common Stock - Related Party” of our Condensed Consolidated Financial Statements, we include the redemption value of these shares in our NAV as of each reporting date.
Given their timing and substantial size, reflecting organizational, offering and operating expenses in NAV when incurred can be overly punitive to the NAV per share of early investors and reduce cash available for new investments that will inure to the benefit of later investors. To help mitigate the impact of this timing difference, the Adviser incurred the bulk of these costs on our behalf and agreed to allow them to be repaid after a reasonable initial period over a fixed period of time. Under the terms of our Advisory Agreement, the Adviser advanced all of our organizational, offering and operating expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through May 31, 2024. Starting in December of 2024, we began reimbursing the Adviser for these costs ratably over 52 months. We will decrease our NAV by the amount of each monthly repayment made to the Adviser during the reimbursement period. These costs were expensed as incurred in our GAAP financial statements.
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
The consolidated INCREF 2025-FL1 and INCREF 2026-FL2 (“CLO Issuers”) assets and notes held by third parties are presented on the condensed consolidated balance sheet at fair value and are also included in our NAV as assets and liabilities at fair value. The difference between the consolidated CLO Issuers’ assets and the third-party liabilities is equivalent to the Company’s retained interest, which is eliminated in consolidation. The net changes in valuation of the CLO Issuers’ loan assets and third party notes from period to period are adjusted from GAAP when presenting NAV. We typically sell offered notes to third parties and retain classes below the offered notes, but in some cases, we retain a portion of the offered notes. The Company intends to hold its retained interests until maturity, unless deemed permanently impaired or a strategic opportunity presents itself. If the Adviser deems any portion of its retained interest impaired, such credit loss will be recognized in the net asset value calculation. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the terms of our retained interest.
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
For the three and six months ended June 30, 2026 and 2025, we declared distributions of $23.8 million and $44.9 million, and $14.3 million and $27.3 million, respectively.
The following tables summarize our distributions declared during the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026		2025
$ in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$8,953	38%	$5,158	36%
Reinvested in shares	14,878	62%	$9,191	64%
Total distributions	$23,831	100%	$14,349	100%
Sources of Distributions
Cash flows from operating activities	$23,831	100%	$14,349	100%
Total sources of distribution	$23,831	100%	$14,349	100%

Net cash provided by operating activities	$35,845		$19,451

	Six Months Ended June 30,
	2026		2025
$ in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$16,524	37%	$10,073	37%
Reinvested in shares	28,392	63%	$17,219	63%
Total distributions	$44,916	100%	$27,292	100%
Sources of Distributions
Cash flows from operating activities	$44,916	100%	$27,292	100%
Total sources of distribution	$44,916	100%	$27,292	100%

Net cash provided by operating activities	$58,579		$30,722

The table below details the net distribution per share for each of our common share classes for the six months ended June 30, 2026:

Declaration Date	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares
January 31, 2026	$0.1571	$0.1419	$0.1600	$—	$0.1600	$0.1600	$0.1600
February 28, 2026	0.1567	0.1437	0.1600	0.1552	0.1600	0.1600	0.1600
March 31, 2026	0.1563	0.1420	0.1599	0.1547	0.1600	0.1600	0.1600
April 30, 2026	0.1564	0.1425	0.1600	0.1549	0.1600	0.1600	0.1600
May 31, 2026	0.1568	0.1420	0.1599	0.1547	0.1600	0.1600	0.1600
June 30, 2026	0.1569	0.1425	0.1599	0.1549	0.1600	0.1600	0.1600
Total(1)	$0.9402	$0.8546	$0.9597	$0.7744	$0.9600	$0.9600	$0.9600
(1) The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Dealer Manager.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to pay dividends, fund investments, repay borrowings, and fund other general business needs, including our offering and operating expenses. Our offering and operating expenses include, among other things, the management and performance fees we pay to the Adviser, selling commissions, dealer manager fees and stockholder servicing fees we pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, administrative fees, and transfer agent fees. The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. The Adviser or the Adviser's affiliates may provide us services that would otherwise be performed by third parties. In such event, we will reimburse the Adviser or the Adviser's affiliate the cost of performing such services provided that such reimbursements will not exceed the amount that would be payable if such services were provided by a third party in an arm’s-length transaction.
Our sources of funds for liquidity consist of the net proceeds from our Continuous Offering, net cash provided by operating activities, proceeds and available borrowings from our secured financing facilities, collateralized loan obligations, and our revolving credit facility, loan repayments, uncalled capital commitments, and future issuances of equity and/or debt securities.
As of June 30, 2026, we had unfunded commitments of $558.5 million for certain of our commercial real estate loan investments. We currently believe that we have sufficient liquidity and capital resources available to settle these unfunded commitments, for the acquisition of additional investments, repayments on borrowings, the payment of cash dividends as required for continued qualification as a REIT, and to repurchase shares of our common stock under our share repurchase plan. Cash needs for items other than loan originations and asset acquisitions, including distributions, are generally met from operations, and cash needs for loan originations and asset acquisitions are funded by our continuous private offering and debt financings. However, there may be a delay between the sale of our shares and our origination of loan assets or purchase of assets that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.
We held cash and cash equivalents of $75.7 million and restricted cash of $126.4 million as of June 30, 2026. Our cash and cash equivalents change due to normal fluctuations in cash balances related to the timing of principal and interest payments and loan origination and funding activity. Our restricted cash changes based on the volume of new subscriptions for our shares, for payment of dividends by foreign subsidiaries after regulatory approval has been obtained, and for cash held by the Company’s collateralized loan obligations issuer pending reinvestment in eligible collateral.
The following table sets forth changes in cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
$ in thousands	2026	2025
Cash flows provided by operating activities	$58,579	$30,722
Cash flows used in investing activities	(1,530,622)	(1,129,789)
Cash flows provided by financing activities	1,628,539	1,122,910
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6	40
Net change in cash, cash equivalents and restricted cash	$156,502	$23,883

Operating activities — Cash flows provided by operating activities increased $27.9 million during the six months ended June 30, 2026 compared to the corresponding period in 2025 primarily driven by the increase in net interest income, which is income generated by our investments less financing costs. The increase in net interest income was primarily due to an increase of $65.8 million in commercial real estate loan interest income resulting from an increase of $2.6 billion in average earning assets, partially offset by an increase of $43.8 million in interest expense resulting from an increase in average borrowings of $1.4 billion.
Investing activities — Cash flows used in investing activities increased $400.8 million during the six months ended June 30, 2026 compared to the corresponding period in 2025 and consisted of originating eighteen commercial real estate loan investments during the period. Originations and fundings of loans during the six months ended June 30, 2026 totaled $1.8 billion compared to $1.1 billion during the corresponding period in 2025. The increase was partially offset by principal payments received from commercial real estate loan repayments and additional purchases of real estate-related securities in the prior-year period as compared to the current period.
Financing activities — Cash flows provided by financing activities increased $505.6 million during the six months ended June 30, 2026 compared to the corresponding period in 2025 primarily driven by net proceeds from our revolving credit facility, net proceeds from our secured financing facilities, net proceeds from the issuance of common stock, proceeds from the issuance of redeemable common stock, and repurchases of redeemable common stock in the prior-year period. Proceeds from collateralized loan obligations provided additional proceeds in the current-year period as compared to the prior-year period. The increase was partially offset by repurchases of common stock and an increase in total payments of dividends in the current-year period.
As of June 30, 2026, our total assets were approximately $6.5 billion and consisted primarily of 88 investments in commercial real estate loans totaling $6.1 billion, restricted cash of $126.4 million and cash and cash equivalents of $75.7 million. We financed our commercial real estate loan investments with $2.8 billion of secured financing facility borrowings and $2.1 billion of collateralized loan obligations.
Our primary sources of liquidity as of June 30, 2026 and December 31, 2025 are summarized in the following table:

$ in thousands	June 30, 2026	December 31, 2025
Cash and cash equivalents	$75,728	$16,557
Available borrowings under revolving credit agreements	—	107,000
Available borrowings under secured financing facilities	2,071,854	997,028
Total sources of liquidity	$2,147,582	$1,120,585
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
The collateralized loan obligation financing includes a 30-month reinvestment period beginning in May 2025 for INCREF 2025-FL1 and in June 2026 for INCREF 2026-FL2 (unless, before such date, all of the notes are redeemed or an event of default occurs and is continuing) during which we may acquire additional collateral interests, subject to the satisfaction of certain conditions set forth in the indenture, allowing us to generate incremental liquidity and maintain the aggregate amount of collateral assets in the CLO and the related financing that is outstanding.
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
Invesco Realty had previously committed to purchase up to $300.0 million in shares of our common stock (the “Invesco Subscription Agreement”). Invesco Realty had committed to purchase $150.0 million in capital under the Invesco Subscription Agreement in one or more closings through March 23, 2028. On May 1, 2026, Invesco Realty purchased an additional $30.0 million in shares of our common stock resulting in a total of $150.0 million in shares purchased.
On May 7, 2026, the Company cancelled the additional $150.0 million capital commitment from Invesco Realty. The additional capital commitment was only available if needed to avoid triggering any concentration limit imposed by a third party in connection with its distribution or placement of our shares or for purposes of repaying indebtedness drawn on the prior credit agreement, which we terminated in conjunction with closing on the NatWest revolving credit agreement.

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
Reimbursement of Certain Costs Paid by the Adviser
Under the terms of our Advisory Agreement, the Adviser advanced all of our organizational, offering and operating expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through May 31, 2024. Starting in December 2024, we began reimbursing the Adviser for these costs ratably over 52 months. As of June 30, 2026, we owe the Adviser approximately $9.2 million for the remaining outstanding balance of the expenses advanced by the Adviser under this arrangement. Any operating expenses incurred by the Adviser on behalf of the fund after May 31, 2024 are reimbursed quarterly to the Adviser.
Starting with the quarter ended June 30, 2025, we may not reimburse the Adviser at the end of any fiscal quarter for Total Operating Expenses (as defined in the Advisory Agreement) that exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”) for the four consecutive fiscal quarters then ended. We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended June 30, 2026 did not exceed the 2%/25% Guidelines.
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
Contractual Obligations and Commitments
Commitments and contingencies may arise in the ordinary course of business. As of June 30, 2026, we had unfunded commitments of $558.5 million for 71 of our commercial real estate loan investments. The unfunded commitments generally consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the remaining current maturity of the related loans of 2.38 years.
We have also committed to pay counterparty legal, diligence and other fees in connection with new financing facilities in the ordinary course of business.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, we were not involved in any material legal proceedings.
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
As of June 30, 2026, we had $6.1 billion of floating rate commercial real estate loans, $2.8 billion of floating rate secured financing facilities, $2.1 billion of floating rate collateralized loan obligations, $100.0 million balance outstanding on our revolving credit facility, and $17.0 million of floating rate real estate-related securities.
The net interest income sensitivity analysis table presented below shows the estimated impact over a twelve-month period of an instantaneous parallel shift in the yield curve, up and down by 50 basis points and 100 basis points on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of June 30, 2026. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience. Actual results could differ significantly from those estimated in the interest rate sensitivity table.

$ in thousands	At June 30, 2026
Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$12,343	9.58%
+0.50%	$6,129	4.75%
-0.50%	$(5,993)	(4.65)%
-1.00%	$(8,908)	(6.91)%

As mentioned above, all of our variable rate commercial real estate loans have interest rate floors while our borrowings do not have floors. As a result, a decline in benchmark rates decreases our borrowing costs while loan income decreases only to the floor, which we anticipate would result in an increase in net interest income should benchmark interest rates fall below a predetermined rate.
Certain assumptions have been made in calculating the interest rate risk sensitivities and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates at June 30, 2026. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investments, which can result in material changes to our interest rate risk in the portfolio. The analysis does not consider the potential effects of sustained or prolonged interest rate fluctuations, as it reflects estimated conditions only at a specific point in time.
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
While our investment objectives include avoiding excess sponsor/borrower concentration, we expect to experience some level of sponsor/borrower concentration prior to the time that we have raised substantial offering proceeds and acquired a broad portfolio of Credit Assets. As of June 30, 2026, we have invested in 88 commercial real estate loans with a fair value of $6.1 billion.
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
We may be exposed to counterparty credit risk under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize counterparty credit risk, including the risk associated with the future creditworthiness of our foreign currency hedge counterparties, by entering into transactions with high-quality counterparties. When determining the fair value of our currency forward contracts, we consider the effect of nonperformance risk as a part of the valuation process and include a credit risk adjustment where appropriate. As of June 30, 2026, we held derivative instruments with a fair value asset balance of $5.7 million and a liability balance of $0.8 million.
In addition to the credit risks outlined above, we own retained interests in certain rated notes and the subordinated tranches of consolidated CLOs. Such interests have been eliminated in consolidation. Holding retained interests in our CLOs exposes us to potential losses and earnings volatility due to credit deterioration in the underlying loan portfolio.

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
The non-CLO Issuers’ investment portfolio value sensitivity analysis table presented below shows the estimated impact of a change in market benchmark spreads, up and down 50 basis points and 100 basis points, on the fair value of our benchmark spread-sensitive investments and borrowings as of June 30, 2026, assuming a static portfolio and constant financing. When evaluating the impact of changes in benchmark spreads, prepayment assumptions and principal reinvestment rates are adjusted based on our Adviser’s expectations. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience. Actual results could differ significantly from those estimated in the benchmark spread sensitivity table.

$ in thousands	At June 30, 2026
Change in Benchmark Spreads	Projected Increase (Decrease) in Net Portfolio Value	Percentage Change in Projected Net Portfolio Value
+1.00%	$(12,839)	(0.39)%
+0.50%	$(6,047)	(0.19)%
-0.50%	$270	0.01%
-1.00%	$393	0.01%
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
Commercial real estate loans and loan participations that are collateral assets within the consolidated CLO Issuers are measured using the fair value of the more observable CLO notes as an indicator of the fair value of the CLO assets as a whole; therefore, fair values of CLO assets and liabilities will move in an offsetting direction. The difference between the consolidated CLO Issuers’ assets and the third-party liabilities is equivalent to the Company’s retained interest, which is eliminated in consolidation. The net changes in valuation of the CLO Issuers’ loan assets and third party notes impact the Company’s results of operations in an amount equivalent to its eliminated retained interests. The sensitivity analysis excludes retained interests in commercial real estate CLOs due to the absence of a reliable market benchmark and the structural variability of these positions, which limits the comparability and relevance of modeled outcomes.
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
The following table represents our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	June 30, 2026
	Euro	GBP
Foreign currency assets	€394,804	£567,896
Foreign currency liabilities	(315,181)	(446,557)
Foreign currency contracts - notional, net	(86,771)	(130,144)
Net exposure to exchange rate fluctuations	€(7,148)	£(8,805)
Net exposure to exchange rate fluctuations in USD(1)	$(8,154)	$(11,661)
(1) Represents the U.S. dollar equivalent based on the Euro closing rate of 1.14078 and GBP closing rate of 1.32432 as of June 30, 2026.
For further information regarding our foreign currency forward contracts, see Note 7 — “Derivatives and Hedging Activities” of our condensed consolidated financial statements in Part I, Item 1 of this Report.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, we were not involved in any material legal proceedings.
ITEM 1A.    RISK FACTORS
There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
The following table details the common shares issued under our distribution reinvestment plan for the three months ended June 30, 2026:

$ in thousands, except share and per share amounts	Issuance Date	Number of Shares	Price per Share	Total Value
Class S	April 15, 2026	773	$24.8784	$19
Class S-1	April 15, 2026	90,044	$24.9856	$2,250
Class D	April 15, 2026	72	$24.8552	$2
Class D-1	April 15, 2026	753	$24.8887	$19
Class I	April 15, 2026	35,499	$24.9498	$886
Class E	April 15, 2026	638	$25.8025	$16
Class F	April 15, 2026	55,821	$25.9282	$1,447
Class S	May 13, 2026	779	$24.8694	$19
Class S-1	May 13, 2026	94,782	$24.9794	$2,368
Class D	May 13, 2026	72	$24.8460	$2
Class D-1	May 13, 2026	759	$24.8796	$19
Class I	May 13, 2026	37,773	$24.9424	$942
Class E	May 13, 2026	650	$25.8327	$17
Class F	May 13, 2026	56,100	$25.9583	$1,456
Class S	June 12, 2026	786	$24.8692	$20
Class S-1	June 12, 2026	96,171	$24.9801	$2,402
Class D	June 12, 2026	73	$24.8455	$2
Class D-1	June 12, 2026	2,013	$24.8794	$50
Class I	June 12, 2026	40,093	$24.9430	$1,000
Class E	June 12, 2026	628	$25.8768	$15
Class F	June 12, 2026	56,361	$25.9972	$1,465
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
Our board of directors has designated the following persons as “Key Persons” under our share repurchase plan: Chase Bolding, Scott Dennis, Courtney Popelka, Charlie Rose, Yorick Starr, and Teresa Zien, and any individual that replaces such persons. Our share repurchase plan provides that, upon a Key Person Triggering Event, then the Early Repurchase Deduction will be waived with respect to shares that have been purchased in the 12 months preceding the expiration of five business days after the public disclosure of the occurrence of such Key Person Triggering Event until the completion of six full calendar months from the time the Key Person Triggering Event is publicly disclosed. The waiver of the Early Repurchase Deduction set forth in this paragraph will not apply to shares acquired through our distribution reinvestment plan.
During the three months ended June 30, 2026, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (3)
April 2026	179,741	$24.95	179,741	—
May 2026(4)	180,794	$25.19	139,303	—
June 2026	141,930	$25.27	141,930	—
	502,465	$25.13	460,974	—
(1)Shares repurchased within one year of the date of issuance generally will be repurchased at 95% of the current transaction price, subject to certain limited exceptions.
(2)Number of shares repurchased as part of publicly announced plans or programs include share repurchases, if any, under our share repurchase plan.
(3)All repurchase requests under our share repurchase plan were satisfied.
(4)The Total Number of Shares Repurchased and Average Price Paid per Share includes 41,491 shares of our redeemable common stock held by the Adviser repurchased outside of the share repurchase plan, with an average price paid per share of $25.88, related to shares that were previously issued to the Adviser as payment for management fees.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Amended and Restated Advisory Agreement
On August 7, 2026, we entered into an Amended and Restated Advisory Agreement with the Adviser to make permanent the decrease in the amount of loan arrangement fees payable to the Adviser from 50% of any loan arrangement fee charged to borrowers in connection with the origination of each new loan (not to exceed 0.50% of the whole loan on a fully-funded basis) to 25% of any loan arrangement fee charged to borrowers in connection with the origination of each new loan (not to exceed 0.25% of the whole loan on a fully-funded basis).

The summary of the Amended and Restated Advisory Agreement set forth above does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Advisory Agreement, a copy of which is filed herewith and incorporated by reference.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

10.1*
Amended and Restated Advisory Agreement dated as of June 10, 2026, among Invesco Commercial Real Estate Finance Trust, Inc. Invesco Commercial Real Estate Finance Investments, LP and Invesco Advisers, Inc.

10.2*
Amended and Restated Advisory Agreement dated as of August 7, 2026, among Invesco Commercial Real Estate Finance Trust, Inc., Invesco Commercial Real Estate Finance Investments, LP, and Invesco Advisers, Inc.

10.3*+
Revolving Credit Agreement dated May 7, 2026, between the Invesco Commercial Real Estate Finance Investments, LP, Invesco Commercial Real Estate Finance Trust Investments GP, LLC, Invesco Commercial Real Estate Finance Trust, Inc., Invesco Advisers, Inc., and NatWest Markets PLC.

10.4*
Indenture, dated June 16, 2026, by and among INCREF 2026-FL2 LLC, Invesco Commercial Real Estate Finance Investments, LP, Wilmington Trust, National Association, and Computershare Trust Company, National Association.

10.5*
Collateral Interest Purchase Agreement, dated June 16, 2026, among INCREF 2026-FL2 LLC, INCREF CLO Seller LLC, Invesco Commercial Real Estate Finance Investments, LP and, solely with regard to certain tax covenants, INCREF Sub-REIT LLC.

10.6*	Collateral Management Agreement, dated June 16, 2026, by and among the Company, INCREF 2026-FL2 LLC, and Invesco Advisers, Inc.

10.7*
Servicing Agreement, dated June 16, 2026, by and among INCREF 2026-FL2 LLC, Invesco Advisers, Inc., KeyBank National Association, Bellwether Asset Services, LLC, Invesco Commercial Real Estate Finance Investments, LP, Wilmington Trust, National Association, and Computershare Trust Company, National Association.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments; and (iv) Condensed Consolidated Statements of Cash Flows

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

INVESCO COMMERCIAL REAL ESTATE FINANCE TRUST, INC.
August 10, 2026	By:	/s/ Charlie Rose
Charlie Rose
Chief Executive Officer and President
(Principal Executive Officer)

August 10, 2026	By:	/s/ Courtney Popelka
Courtney Popelka
Chief Financial Officer and Treasurer
(Principal Financial Officer)