Form 10-Q
period 2026-09-30
Invesco Commercial Real Estate Finance Trust, Inc.
filed 2026-11-13
CIK 1976927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 12, 2026, there were 61,456,436 outstanding shares of common stock of Invesco Commercial Real Estate Finance Trust, Inc. comprised of 1,869,790 Class S common stock, 28,527,016 Class S-1 common stock, 1,511,259 Class D common stock, 331,194 Class D-1 common stock, 17,541,557 Class I common stock, 2,150,963 Class E common stock, and 9,524,657 Class F common stock.

Invesco Commercial Real Estate Finance Trust, Inc.
Table of Contents

		Page
PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	1

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025	2

	Unaudited Condensed Consolidated Statements of Changes in Equity and Redeemable Common Stock for the three and nine months ended September 30, 2026 and 2025	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4.	Controls and Procedures	56

PART II OTHER INFORMATION		57

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	57

Item 3.	Defaults Upon Senior Securities	59

Item 4.	Mine Safety Disclosures	59

Item 5.	Other Information	59

Item 6.	Exhibits	60

SIGNATURES

PART I – FINANCIAL INFORMATION
ITEM 1.                FINANCIAL STATEMENTS
Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

$ in thousands except share amounts	September 30, 2026	December 31, 2025
ASSETS
Commercial real estate loan investments, at fair value (including pledged loans of $6,514,844 and $4,475,009, respectively)	$6,603,161	$4,702,728
Real estate-related securities, at fair value	24,076	14,818
Cash and cash equivalents	186,776	16,557
Restricted cash	24,824	29,058
Interest receivable	39,606	20,746
Derivative assets, at fair value	5,852	615
Other assets	1,187	655
Total assets(1)	$6,885,482	$4,785,177

LIABILITIES
Secured lending agreements, at fair value	$3,063,293	$2,359,543
Term lending agreements, at fair value	165,921	223,033
Collateralized loan obligations, at fair value	2,126,645	1,005,157
Revolving credit facility, at fair value	—	55,000
Interest payable	24,982	12,795
Derivative liabilities, at fair value	—	1,992
Dividends and distributions payable (including $1,163 and $804 due to related party, respectively)	10,037	6,536
Accounts payable, accrued expenses and other liabilities	29,662	31,526
Due to affiliates	50,413	47,261
Total liabilities(1)	5,470,953	3,742,843

Commitments and contingencies (See Note 14)	—	—

Redeemable common stock - related party (see Note 11)	$164,635	$127,691

EQUITY
Common stock, Class S shares, $0.01 par value per share, 500,000,000 shares authorized	4	2
Common stock, Class S-1 shares, $0.01 par value per share, 500,000,000 shares authorized	271	203
Common stock, Class D shares, $0.01 par value per share, 500,000,000 shares authorized	—	—
Common stock, Class D-1 shares, $0.01 par value per share, 500,000,000 shares authorized	3	—
Common stock, Class I shares, $0.01 par value per share, 500,000,000 shares authorized	147	85
Common stock, Class E shares, $0.01 par value per share, 500,000,000 shares authorized	2	1
Common stock, Class F shares, $0.01 par value per share, 500,000,000 shares authorized	95	89
Additional paid-in capital	1,266,408	930,845
Accumulated other comprehensive income	24	94
Accumulated deficit	(17,173)	(16,676)
Total stockholders’ equity	1,249,781	914,643
Non-controlling interest	113	—
Total equity	1,249,894	914,643
Total liabilities, redeemable common stock and equity	$6,885,482	$4,785,177
(1) The condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 include assets of $2.5 billion and $1.2 billion, respectively, and liabilities of $2.1 billion and $1.0 billion, respectively, of consolidated collateralized loan obligations, which are variable interest entities (“VIE”). The VIE’s assets can only be used to settle the obligations of the VIE. See Note 6 — “Collateralized Loan Obligations” for additional information.
See accompanying notes to condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands except share and per share amounts	2026	2025	2026	2025
Net Interest Income
Commercial real estate loan interest income	$100,411	$67,008	$268,321	$169,070
Real estate-related securities interest income	335	168	829	218
Other interest income	2,225	1,505	4,244	3,539
Interest expense	(69,819)	(45,978)	(182,231)	(114,598)
Net interest income	33,152	22,703	91,163	58,229

Other Income (Expense)
Gain (loss) on loans, net	(2,391)	(3,995)	(38,282)	35,099
Gain (loss) on real estate-related securities, net	(158)	51	(137)	71
Gain (loss) on secured financing facilities, net	1,735	5,364	20,251	(23,791)
Unrealized gain (loss) on collateralized loan obligations, net	110	(1,911)	11,190	(7,064)
Gain (loss) on derivative instruments, net	1,325	1,987	8,902	(5,555)
Gain (loss) on foreign currency transactions, net	(23)	(33)	(492)	(141)
Loan arrangement fee income, net of related party expense of $1,900, $6,857, $2,947 and $8,312 for the three and nine months ended September 30, 2026 and 2025, respectively	5,700	2,985	20,564	8,563
Other income and (expense), net	975	155	1,113	734
Total other income (expense), net	7,273	4,603	23,109	7,916

Expenses
Management and performance fees - related party	5,966	3,218	13,910	6,886
Debt issuance and other financing costs related to borrowings, at fair value	1,433	1,898	18,036	12,292
Organizational costs	—	—	—	2
General and administrative	3,480	3,306	9,692	8,130
Total expenses	10,879	8,422	41,638	27,310

Net income (loss)	29,546	18,884	72,634	38,835
Net income (loss) attributable to non-controlling interest	4	—	10	—
Dividends to preferred stockholders	—	—	—	(2)
Issuance and redemption costs of redeemed preferred stock	—	—	—	(27)
Net income (loss) attributable to common stockholders	$29,542	$18,884	$72,624	$38,806

Net income (loss)	$29,546	$18,884	$72,634	$38,835
Currency translation adjustment	(23)	3	(70)	152
Comprehensive income (loss)	29,523	18,887	72,564	38,987
Net income (loss) attributable to non-controlling interest	4	—	10	—
Dividends to preferred stockholders	—	—	—	(2)
Issuance and redemption costs of redeemed preferred stock	—	—	—	(27)
Comprehensive income (loss) attributable to common stockholders	$29,519	$18,887	$72,554	$38,958

Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$0.52	$0.52	$1.40	$1.22
Diluted	$0.52	$0.52	$1.40	$1.22
Weighted average number of shares of common stock
Basic	57,016,239	36,546,539	52,047,236	31,729,758
Diluted	57,017,084	36,547,217	52,047,603	31,730,021
See accompanying notes to condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Common Stock
(Unaudited)

	Series A Preferred Stock	Class S Common Stock	Class S-1 Common Stock	Class D Common Stock	Class D-1 Common Stock	Class I Common Stock	Class E Common Stock	Class F Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable Common Stock
$ in thousands
Balance as of December 31, 2025	$—	$2	$203	$—	$—	$85	$1	$89	$930,845	$94	$(16,676)	$914,643	$—	$914,643	$127,691
Net income (loss)	—	—	—	—	—	—	—	—	—	—	19,713	19,713	3	19,716	—
Proceeds from issuance of common stock, net of offering costs	—	1	24	—	1	24	—	—	121,508	—	—	121,558	—	121,558	—
Proceeds from issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,804
Common stock distribution reinvestment	—	—	3	—	—	1	—	2	13,104	—	—	13,110	—	13,110	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(21,085)	(21,085)	—	(21,085)	—
Proceeds from non-controlling interest, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	113	113	—
Distributions on non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(3)	(3)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	62	—	—	62	—	62	—
Repurchase of common stock	—	—	(4)	—	—	(4)	—	—	(19,304)	—	—	(19,312)	—	(19,312)	—
Repurchase of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,848)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(71)	—	(71)	—	(71)	—
Adjustment to the carrying value of redeemable common stock	—	—	—	—	—	—	—	—	(100)	—	—	(100)	—	(100)	100
Balance as of March 31, 2026	$—	$3	$226	$—	$1	$106	$1	$91	$1,046,115	$23	$(18,048)	$1,028,518	$113	$1,028,631	$131,747
Net income (loss)	—	—	—	—	—	—	—	—	—	—	23,369	23,369	3	23,372	—
Proceeds from issuance of common stock, net of offering costs	—	—	24	—	2	22	—	—	117,083	—	—	117,131	—	117,131	—
Proceeds from issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	32,218
Common stock distribution reinvestment	—	—	3	—	—	1	—	2	14,410	—	—	14,416	—	14,416	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(23,831)	(23,831)	—	(23,831)	—
Distributions on non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(3)	(3)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	83	—	—	83	—	83	—
Repurchase of common stock	—	—	(2)	—	—	(2)	—	—	(11,546)	—	—	(11,550)	—	(11,550)	—
Repurchase of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,074)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	24	—	24	—	24	—
Adjustment to the carrying value of redeemable common stock	—	—	—	—	—	—	—	—	(433)	—	—	(433)	—	(433)	433
Balance as of June 30, 2026	$—	$3	$251	$—	$3	$127	$1	$93	$1,165,712	$47	$(18,510)	$1,147,727	$113	$1,147,840	$163,324
Net income (loss)	—	—	—	—	—	—	—	—	—	—	29,542	29,542	4	29,546	—
Proceeds from issuance of common stock, net of offering costs	—	1	22	—	—	18	1	—	98,500	—	—	98,542	—	98,542	—
Proceeds from issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,595
Common stock distribution reinvestment	—	—	3	—	—	3	—	2	16,326	—	—	16,334	—	16,334	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(28,205)	(28,205)	—	(28,205)	—
Distributions on non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(4)	(4)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	100	—	—	100	—	100	—
Repurchase of common stock	—	—	(5)	—	—	(1)	—	—	(14,143)	—	—	(14,149)	—	(14,149)	—
Repurchase of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,371)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(23)	—	(23)	—	(23)	—
Adjustment to the carrying value of redeemable common stock	—	—	—	—	—	—	—	—	(87)	—	—	(87)	—	(87)	87
Balance as of September 30, 2026	$—	$4	$271	$—	$3	$147	$2	$95	$1,266,408	$24	$(17,173)	$1,249,781	$113	$1,249,894	$164,635
See accompanying notes to condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Common Stock
(Unaudited)

	Series A Preferred Stock	Class S Common Stock	Class S-1 Common Stock	Class D Common Stock	Class D-1 Common Stock	Class I Common Stock	Class E Common Stock	Class F Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable Common Stock
$ in thousands
Balance as of December 31, 2024	$205	$—	$72	$—	$—	$27	$1	$82	$448,947	$(65)	$(13,920)	$435,349	$—	$435,349	$151,367
Net income (loss)	—	—	—	—	—	—	—	—	—	—	11,664	11,664	—	11,664	—
Proceeds from issuance of common stock, net of offering costs	—	—	33	—	—	11	—	—	105,624	—	—	105,668	—	105,668	—
Proceeds from issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,814
Common stock distribution reinvestment	—	—	1	—	—	—	—	2	7,565	—	—	7,568	—	7,568	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(12,943)	(12,943)	—	(12,943)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	19	—	—	19	—	19	—
Repurchase of common stock	—	—	—	—	—	—	—	—	(754)	—	—	(754)	—	(754)	—
Repurchase of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(30,000)
Redemption of preferred stock	(205)	—	—	—	—	—	—	—	—	—	(27)	(232)	—	(232)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	26	—	26	—	26	—
Adjustment to the carrying value of redeemable common stock	—	—	—	—	—	—	—	—	(160)	—	—	(160)	—	(160)	160
Balance as of March 31, 2025	$—	$—	$106	$—	$—	$38	$1	$84	$561,241	$(39)	$(15,228)	$546,203	$—	$546,203	$124,341
Net income (loss)	—	—	—	—	—	—	—	—	—	—	8,287	8,287	—	8,287	—
Proceeds from issuance of common stock, net of offering costs	—	2	32	—	—	15	—	—	118,759	—	—	118,808	—	118,808	—
Proceeds from issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,062
Common stock distribution reinvestment	—	—	1	—	—	1	—	1	8,667	—	—	8,670	—	8,670	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(14,349)	(14,349)	—	(14,349)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	43	—	—	43	—	43	—
Repurchase of common stock	—	—	—	—	—	(1)	—	—	(2,397)	—	—	(2,398)	—	(2,398)	—
Repurchase of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(148)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	123	—	123	—	123	—
Adjustment to the carrying value of redeemable common stock	—	—	—	—	—	—	—	—	55	—	—	55	—	55	(55)
Balance as of June 30, 2025	$—	$2	$139	$—	$—	$53	$1	$85	$686,368	$84	$(21,290)	$665,442	$—	$665,442	$125,200
Net income (loss)	—	—	—	—	—	—	—	—	—	—	18,884	18,884	—	18,884	—
Proceeds from issuance of common stock, net of offering costs	—	—	33	—	—	16	—	—	119,645	—	—	119,694	—	119,694	—
Proceeds from issuance of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,348
Common stock distribution reinvestment	—	—	2	—	—	1	—	2	11,162	—	—	11,167	—	11,167	—
Common stock dividends	—	—	—	—	—	—	—	—	—	—	(18,862)	(18,862)	—	(18,862)	—
Amortization of equity based compensation	—	—	—	—	—	—	—	—	62	—	—	62	—	62	—
Repurchase of common stock	—	—	(1)	—	—	—	—	—	(1,927)	—	—	(1,928)	—	(1,928)	—
Repurchase of redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(311)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	3	—	3	—	3	—
Adjustment to the carrying value of redeemable common stock	—	—	—	—	—	—	—	—	(68)	—	—	(68)	—	(68)	68
Balance as of September 30, 2025	$—	$2	$173	$—	$—	$70	$1	$87	$815,242	$87	$(21,268)	$794,394	$—	$794,394	$126,305

See accompanying notes to condensed consolidated financial statements.

Invesco Commercial Real Estate Finance Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
$ in thousands	2026	2025
Cash flows from operating activities:
Net income (loss)	$72,634	$38,835
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on loans, net	38,282	(35,099)
(Gain) loss on real estate-related securities, net	137	(71)
(Gain) loss on secured financing facilities, net	(20,251)	23,791
Unrealized (gain) loss on collateralized loan obligations, net	(11,190)	7,064
(Gain) loss on derivative instruments, net	(8,902)	5,555
(Gain) loss on foreign currency transactions	4	1
Debt issuance costs	15,675	10,399
Amortization of equity based compensation and other	771	783
Change in operating assets and liabilities:
Increase in operating assets	(19,429)	(8,301)
Increase in operating liabilities	12,014	4,315
Increase in due to affiliate	9,419	3,942
Net cash provided by operating activities	89,164	51,214
Cash flows from investing activities:
Originations and fundings of commercial real estate loans	(2,613,940)	(1,730,156)
Purchase of real estate-related securities	(13,395)	(11,856)
Principal payments from commercial real estate loans	675,233	22,500
Principal payments from real estate-related securities	4,000	51
Settlement of foreign currency forward contracts, net	1,672	69
Net cash used in investing activities	(1,946,430)	(1,719,392)
Cash flows from financing activities:
Proceeds from revolving credit facility	416,000	220,000
Repayment of revolving credit facility	(471,000)	(220,000)
Proceeds from secured financing facilities	1,921,737	1,442,002
Repayment of secured financing facilities	(1,254,848)	(1,015,243)
Proceeds from collateralized loan obligations	1,132,152	995,738
Proceeds from issuance of common stock, net of offering costs	314,639	335,716
Proceeds from non-controlling interest, net of offering costs	113	—
Proceeds from issuance of redeemable common stock	30,000	—
Repurchase of common stock	(42,362)	(4,878)
Repurchase of redeemable common stock	(5,293)	(30,459)
Redemption of preferred stock	—	(232)
Proceeds from subscriptions paid in advance	21,435	18,499
Cash paid for debt issuance costs	(13,559)	(9,977)
Payments of dividends	(25,760)	(15,920)
Distributions to non-controlling interest	(6)	—
Net cash provided by financing activities	2,023,248	1,715,246
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	32
Net change in cash, cash equivalents and restricted cash	165,985	47,100
Cash, cash equivalents and restricted cash, beginning of period	45,615	100,034
Cash, cash equivalents and restricted cash, end of period	$211,600	$147,134

Supplemental disclosures:
Interest paid	$169,472	$110,133
Taxes paid	35	84
Non-cash investing and financing activities:
Dividends and distributions declared not paid	$10,037	$6,596
Common stock distribution reinvestment	43,860	27,405
Common stock subscription receivable	55	—
Issuance of redeemable common stock for payment of management and performance fees	11,617	5,224
Accrued common stock repurchases	3,554	257
Offering costs due to affiliates	5,350	11,330
Adjustment to carrying value of redeemable common stock	620	173
Principal payments from commercial real estate loans due from servicer	—	61,000
Distributions to non-controlling interest, not yet paid	4	—
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
We qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2023. We have one operating segment and we operate our business in a manner that permits our exclusion from the definition of an “Investment Company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
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
2.Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and consolidate the financial statements of the Company and its controlled subsidiaries. Certain disclosures included in our Annual Report on Form 10-K are not required to be included on an interim basis in our quarterly reports on Form 10-Q. We have condensed or omitted these disclosures. Therefore, this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025.
In determining whether we have a controlling financial interest in a partially owned entity, we consider whether the entity is a variable interest entity (“VIE”) and whether we are the primary beneficiary. We are the primary beneficiary of a VIE when we have both the power to direct the most significant activities impacting the economic performance of the VIE and the obligation to absorb losses or receive benefits significant to the VIE. See additional information on our VIEs for the collateralized loan obligations issuers, which include INCREF 2025-FL1 and INCREF 2026-FL2 (the “CLO Issuers” collectively) in Note 6 — “Collateralized Loan Obligations.” All significant intercompany transactions, balances, revenues and expenses are eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of our financial condition and results of operations for the periods presented.
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
Restricted Cash
Restricted cash represents (i) cash deposited with our transfer agent for investor subscriptions received prior to the date the subscriptions are effective, (ii) cash held by foreign subsidiaries that cannot be used to pay dividends without local regulatory authority approval, and (iii) cash held by the Company’s collateralized loan obligation issuers pending reinvestment in eligible collateral. See Note 6 — “Collateralized Loan Obligations” for additional details.
Income Taxes
We elect to treat certain of our corporate subsidiaries as taxable REIT subsidiaries (“TRS”) which are subject to federal, state and local corporate income tax, as applicable. Certain investments in assets, income streams and operating companies, and their associated expenses, are held because we believe they provide economic value to our stockholders and are consistent with our investment objectives, but they may generate non-qualifying income for purposes of the REIT income tests. Holding these investments through TRSs allows us to retain these assets and income streams without jeopardizing our qualification as a REIT. Current income tax expense is recorded within other income and (expense), net on our condensed consolidated statements of comprehensive income. Deferred tax assets, valuation allowance, and deferred tax liabilities are recorded within other assets or other liabilities, as applicable, on our condensed consolidated balance sheets.
For the three and nine months ended September 30, 2026, we recorded income tax expense of $21,000 and $45,000, respectively, located within other income and (expense), net on our condensed consolidated statements of comprehensive income. For the three and nine months ended September 30, 2025, we recorded income tax expense of $156,000 located within other income and (expense), net on our condensed consolidated statements of comprehensive income. As of September 30, 2026, our tax years 2023 through 2026 remain subject to examination by the United States tax authorities.
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
In the month that we originate or acquire a loan that is held outside of the CLO Issuers, the par value of the loan represents its fair value. Thereafter, an independent valuation advisor values our commercial loan investments monthly using a discounted cash flow analysis. The yield used in the discounted cash flow analysis is determined by comparing the features of the loan to the interest rates and terms required by lenders in the new loan origination market for similar loans and the yield required by investors acquiring similar loans in the secondary market as well as a comparison of current market and collateral conditions to those present at origination or acquisition. The Company elected to apply the measurement alternative for consolidated collateralized financing entities with respect to the CLO Issuers. Under this alternative, the commercial real estate loans and loan participations held by the consolidated CLO Issuers are not valued individually using a discounted cash flow analysis. Instead, they are measured at the fair value of the notes issued by the CLO Issuers, which we consider the more observable of the fair value of the CLO assets and the fair value of the CLO liabilities. The notes held by third parties are valued using third-party pricing services, broker-dealer quotations, and discounted cash flow models, as described below. A portion of the notes are related to the retained income notes, which are valued using a discounted cash flow model. The discounted cash flow model estimates expected future cash flows based on the contractual terms and relevant market data, incorporating collateral characteristics, prepayment and default assumptions, loss severity, credit enhancement features, and note specific factors, and discounts these projected cash flows using a market‑based yield.
Real estate-related securities consist of our investments in debt securities of real estate companies. In determining the fair value of a particular real estate-related security, we use pricing service providers, who may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities generally consider the attributes applicable to a particular class of the security (e.g., credit rating or seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. We record changes in fair value of debt securities as unrealized gain (loss) on real estate-related securities and interest income on debt securities as interest income in our condensed consolidated statements of comprehensive income.
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
Collateralized Loan Obligations
The Company financed certain pools of loans and loan participations from its existing loan portfolio through the CLO Issuers, which are managed collateralized financing entities. The Company consolidates the CLO Issuers because it determined that INCREF 2025-FL1 and INCREF 2026-FL2 are each a VIE and that the Company is the primary beneficiary of such VIE. The collateral assets securing the collateralized loan obligations include the pool of loans and loan participations, which are included on the condensed consolidated balance sheets as commercial real estate loan investments, at fair value. The notes issued by the consolidated CLO Issuers are included on the Company’s condensed consolidated balance sheets as collateralized loan obligations, at fair value. Collateralized loan obligations consist solely of obligations held by third party rated note holders and exclude the retained tranches held by the Company, which are eliminated in consolidation of the CLO Issuers. The interest income from the CLO Issuers’ collateral assets and interest expense on the notes issued by the CLO Issuers are presented on a gross basis within interest income and interest expense, respectively, in the condensed consolidated statements of comprehensive income. Because we elected the fair value option for our collateralized loan obligations, we record any changes in their fair values as unrealized gain (loss) on collateralized loan obligations, net in our condensed consolidated statements of comprehensive income.
Significant Accounting Policies
There have been no changes to our accounting policies included in Note 2 — “Summary of Significant Accounting Policies” to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2025.

3.Commercial Real Estate Loan Investments
The table below summarizes our investments in commercial real estate loans as of September 30, 2026 and December 31, 2025:

$ in thousands
Loan Type	Loan Amount(1)	Principal Balance Outstanding	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Life (years)(3)
September 30, 2026
Senior loans(4)	$7,285,405	$6,578,345	$6,575,751	6.28%	3.75
Mezzanine loans	30,000	27,410	27,410	12.00%	3.09
Total	$7,315,405	$6,605,755	$6,603,161	6.30%	3.75
December 31, 2025
Senior loans(4)	$5,025,649	$4,670,191	$4,677,720	6.40%	3.91
Mezzanine loans	30,000	25,008	25,008	12.00%	3.84
Total	$5,055,649	$4,695,199	$4,702,728	6.43%	3.91
(1)Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)Domestic loans earn interest at the one-month Term Secured Overnight Financing Rate (“SOFR”) plus a spread. Euro denominated loans earn interest at three-month Euro Interbank Offered Rate (“Euribor”) plus a spread. Our loans denominated in British pound sterling earn interest at three-month Sterling Overnight Index Average (“SONIA”) plus a spread. Our loan denominated in Swedish kronor earns interest at three-month Stockholm Interbank Offering Rate (“STIBOR”) plus a spread.
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
The tables below detail the property type and geographic location of the properties securing our commercial real estate loans as of September 30, 2026 and December 31, 2025:

$ in thousands	September 30, 2026		December 31, 2025
Property Type	Fair Value	Percentage	Fair Value	Percentage
Multifamily	$2,999,484	45.4%	$2,292,433	48.7%
Industrial	2,985,497	45.2%	1,870,741	39.8%
Student housing	353,674	5.4%	343,204	7.3%
Self-storage	223,957	3.4%	196,350	4.2%
Medical office	40,549	0.6%	—	—%
Total	$6,603,161	100.0%	$4,702,728	100.0%

$ in thousands	September 30, 2026		December 31, 2025
Geographic Location	Fair Value	Percentage	Fair Value	Percentage
United States:
East	$2,016,612	30.5%	$1,541,558	32.8%
South	1,676,596	25.4%	1,363,352	29.0%
West	1,510,057	22.9%	1,065,183	22.6%
Midwest	178,158	2.7%	130,287	2.8%
Total	$5,381,423	81.5%	$4,100,380	87.2%
Non-US:
United Kingdom(1)	$741,191	11.2%	$324,365	6.9%
Europe(2)	480,547	7.3%	277,983	5.9%
Total	$1,221,738	18.5%	$602,348	12.8%
Total	$6,603,161	100.0%	$4,702,728	100.0%
(1)Our European loans denominated in British pound sterling are collateralized by commercial real estate in the United Kingdom and have an aggregate fair value of £558.9 million as of September 30, 2026.
(2)Our European loans denominated in Euros are collateralized by commercial real estate in France, Spain, Italy, Germany, and the Netherlands and have an aggregate fair value of €390.5 million as of September 30, 2026. Our European loan denominated in Swedish kronor is collateralized by commercial real estate in Sweden and has an aggregate fair value of 376.3kr million as of September 30, 2026.

The weighted average loan-to-value ratio, a metric utilized in the fair value measurement of our commercial real estate loan investments, for our loan investments as of September 30, 2026 was approximately 67% based on the loan principal amount and the independent property appraisals.
Interest income earned by our US commercial real estate loans for the three and nine months ended September 30, 2026 was $82.3 million and $223.4 million, respectively, and for the three and nine months ended September 30, 2025 was $58.0 million and $149.9 million, respectively. Interest income earned by our non-US commercial real estate loans for the three and nine months ended September 30, 2026 was $18.2 million and $44.9 million, respectively, and for the three and nine months ended September 30, 2025 was $9.0 million and $19.2 million, respectively.
Gain (loss) on loans is comprised of fair value market price changes and foreign exchange rate changes. The table below presents these components for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2026	2025	2026	2025
Unrealized gain (loss) on fair value marks	$(247)	$2,353	$(10,124)	$5,144
Unrealized gain (loss) on foreign exchange revaluation	(2,144)	(6,348)	(28,098)	29,955
Realized gain (loss) on repayment of foreign loan	—	—	(60)	—
Gain (loss) on loans, net	$(2,391)	$(3,995)	$(38,282)	$35,099
4.Real Estate-Related Securities
The following tables summarize our real estate-related securities as of September 30, 2026 and December 31, 2025:

	September 30, 2026
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain (Loss), Net	Fair Value	Weighted Average Yield	Weighted Average Maturity Date
Non-agency CMBS	$24,140	$42	$24,182	$(106)	$24,076	6.02%	May 2042

	December 31, 2025
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain (Loss), Net	Fair Value	Weighted Average Yield	Weighted Average Maturity Date
Non-agency CMBS	$14,770	$(38)	$14,732	$86	$14,818	6.29%	March 2040
The following tables present the components of gain (loss) on real estate-related securities, net for the three and nine months ended September 30, 2026 and 2025:

	Non-agency CMBS
$ in thousands	Realized Gain (Loss), Net	Unrealized Gain (Loss), Net	Gain (Loss), Net
Three Months Ended September 30, 2026	$10	$(168)	$(158)
Nine Months Ended September 30, 2026	$55	$(192)	$(137)
Three Months Ended September 30, 2025	$—	$51	$51
Nine Months Ended September 30, 2025	$—	$71	$71

5.Borrowings
The table below summarizes our borrowing arrangements as of September 30, 2026 and December 31, 2025. Our borrowing arrangements include our secured financing facilities and a revolving credit facility.

			September 30, 2026					December 31, 2025
$ in thousands	Current Maturity	Extension Options(1)	Weighted Average Interest Rate(2)	Maximum Facility Size	Available Capacity	Amount Outstanding	Fair Value	Amount Outstanding	Fair Value

Term Lending Agreements
INCREF Lending II	Match-term	Match-term	5.88%	$300,000	$202,079	$97,921	$97,921	$155,027	$155,033
INCREF Lending III	Match-term	Match-term	5.17%	72,840	4,840	68,000	68,000	$68,000	$68,000

Secured Lending Agreements
Repurchase Agreements
Morgan Stanley Bank(3)	Dec 2027	Dec 2028	5.29%	750,000	247,947	502,053	502,053	713,335	713,335
Citibank	Jun 2028	Jun 2030	5.28%	1,300,000	306,327	993,673	993,684	590,301	590,401
Barclays(3)	Apr 2028	Apr 2029	5.26%	500,000	189,943	310,057	309,852	328,897	328,897
Wells Fargo(3)	Mar 2028	Mar 2031	4.97%	1,200,000	412,572	787,428	787,444	340,663	340,664
Bank of Montreal(3)	Jul 2027	Jul 2030	5.12%	256,600	32,600	224,000	224,000	256,600	256,600
INCREF Repurchase I(3)	Feb 2027	Feb 2030	5.12%	750,000	620,782	129,218	129,218	129,589	129,646
INCREF Repurchase II	Feb 2029	Feb 2029	5.24%	250,000	132,992	117,008	117,042	N/A	N/A
Total secured financing facilities				$5,379,440	$2,150,082	$3,229,358	$3,229,214	$2,582,412	$2,582,576

Revolving Credit Facility(4)	May 2028	May 2029	7.16%	$100,000	$100,000	$—	$—	$55,000	$55,000
(1)Assumes all available extension options are exercised.
(2)Represents the weighted average interest rate in effect as of September 30, 2026.
(3)Certain extension options for these facilities are subject to lender approval and compliance with certain financial and administrative covenants.
(4)A new revolving credit facility was entered into on May 7, 2026, resulting in the termination of the prior credit facility.
Borrowings denominated in U.S. dollars under our secured financing facilities and revolving credit facility bear interest at one-month Term SOFR plus a spread. Our Euro denominated borrowings bear interest at three-month Euribor plus a spread, our British pound sterling denominated borrowings bear interest at three-month SONIA plus a spread, and our Swedish kronor denominated borrowings bear interest at three-month STIBOR plus a spread. Our secured financing facilities are subject to certain non-financial and financial covenants, including liquidity, tangible net worth and leverage covenants. We were in compliance with these covenants as of September 30, 2026.
Term Lending Agreements
INCREF Lending II and INCREF Lending III provide asset-based financing on a non-mark-to-market basis with partial recourse to the Company and match-term to the underlying loans. We have pledged certain commercial real estate loan investments with a fair value of approximately $122.5 million and $85.3 million as collateral for INCREF Lending II and INCREF Lending III, respectively. We segregate the commercial real estate loans that we have pledged as collateral in our books and records. Our term lending agreement counterparties have the right to resell or repledge the collateral posted but have the obligation to return the pledged collateral upon maturity of the term lending agreement.
Secured Lending Agreements
In February 2026, we entered into a $250.0 million Master Repurchase Agreement with a financial institution (“INCREF Repurchase II”) that provides asset-based financing with partial recourse to the Company. We have pledged certain commercial real estate loan investments with a fair value of approximately $147.9 million as collateral for INCREF Repurchase II.
We have entered into traditional repurchase agreements with seven financial institutions, as detailed in the table above. We have pledged certain commercial real estate loan investments with a fair value of approximately $3.9 billion as collateral for these agreements. Certain borrowings under our Citibank repurchase agreement are collateralized by European commercial real estate loans. In August 2026, we amended the Citibank repurchase agreement to add lending ability in Swedish kronor. The borrowings are denominated in Euros, British pound sterling, and Swedish kronor and have a fair value of €189.4 million, £192.8 million, and 301.0kr million, respectively, as of September 30, 2026. In March 2026, we added Euro capacity of €123.0 million and British pound sterling capacity of £255.4 million and upsized the U.S. dollar capacity to $700.0 million under our Wells Fargo repurchase agreement, resulting in a total facility size of $1.2 billion. Certain borrowings under our

Wells Fargo agreement are collateralized by European commercial real estate loans, denominated in Euros and British pound sterling, and have a fair value of €123.0 million and £248.3 million, respectively, as of September 30, 2026. In June 2026, we extended the current maturity of the Citibank facility to June 2028 and upsized the capacity by $300.0 million to a total capacity of $1.3 billion. In September 2026, we upsized the capacity of the INCREF Repurchase I facility by $500.0 million to a total capacity of $750.0 million. We segregate the commercial real estate loans that we have pledged as collateral in our books and records. Our repurchase agreement counterparties have the right to resell or repledge the collateral posted but have the obligation to return the pledged collateral upon maturity of the repurchase agreement.
We were not required to post any margin under our master repurchase agreements as of September 30, 2026 and December 31, 2025. A margin deficiency may generally result from either a decline in the underlying loan’s market value or a shortfall in operating performance of the property. We may finance multiple commercial loan investments under a repurchase agreement; therefore, a margin excess in one asset could help mitigate a margin deficiency in another asset under the same repurchase agreement. We intend to maintain a level of liquidity that will enable us to meet margin calls. Master repurchase agreements are recourse obligations.
Counterparty Exposure
We have pledged certain commercial real estate loan investments as collateral for our secured financing facilities. If a secured financing counterparty were to default on its obligation to return the collateral, we would be exposed to potential losses to the extent the fair value of the collateral that we have pledged to the counterparty exceeded the amount loaned to us plus interest due to the counterparty. The following table summarizes our net exposure with those counterparties where the amount at risk exceeded 10.0% of equity as of September 30, 2026 and December 31, 2025.

$ in thousands	Outstanding Principal	Net Counterparty Exposure	Weighted Average Life (Years)(1)
September 30, 2026
Wells Fargo	$787,428	$209,788	2.65
Morgan Stanley Bank	502,053	127,690	2.18
Citibank	993,673	249,788	2.81
Total	$2,283,154	$587,266	2.62
December 31, 2025
Morgan Stanley Bank	$713,335	$186,066	2.92
Citibank	590,301	148,674	3.56
Bank of Montreal	411,627	107,463	4.18
Total	$1,715,263	$442,203	3.45
(1)Assumes all extension options are exercised for borrowing facilities that may be extended at our option, subject to compliance with certain financial and administrative covenants.
The following table shows the aggregate amount of maturities of our outstanding borrowings over the next five years and thereafter as of September 30, 2026:

$ in thousands	Secured Lending Agreements(1)	Term Lending Agreements(1)	Revolving Credit Facility(1)	Total
Year
2026 (remaining)	$—	$—	$—	$—
2027	—	—	—	—
2028	812,110	—	—	812,110
2029	246,226	70,536	—	316,762
2030	1,217,673	95,385	—	1,313,058
2031	787,428	—	—	787,428
Thereafter	—	—	—	—
Total	$3,063,437	$165,921	$—	$3,229,358
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
The Credit Agreement contains customary representations, warranties, and covenants, including financial covenants requiring a minimum adjusted tangible net worth, a minimum interest coverage ratio, minimum liquidity of the Initial Borrower based on net asset value, and a minimum fair value‑to‑cost ratio. We were in compliance with these covenants as of September 30, 2026.
Upon entering into our Revolving Credit Agreement with NatWest, the Company’s prior credit agreement was terminated, and all related liens were released.
Debt issuance and other financing costs related to borrowings, at fair value
During the three and nine months ended September 30, 2026 and 2025, we incurred debt issuance and other financing costs of $1.4 million and $18.0 million, and $1.9 million and $12.3 million, respectively. For the three months ended September 30, 2026, debt issuance and financing costs decreased $0.5 million as compared to the prior year period due primarily to entering into the INCREF Lending III facility and upsizing a repurchase facility in the prior year, partially offset by upsizing a repurchase facility and amending a repurchase facility to lend in foreign currency in the current year. For the nine months ended September 30, 2026, debt issuance and financing costs increased $5.7 million as compared to the prior year period. In the 2026 period, we incurred upfront costs for INCREF 2026-FL2, a new repurchase facility, a new revolving credit facility, amending two repurchase facilities to lend in foreign currency, and upsizing four existing repurchase facilities; whereas in the 2025 period, we incurred upfront costs for INCREF 2025-FL1, a new repurchase facility, a new term lending facility, amending a repurchase facility to lend in foreign currency, and upsizing two existing repurchase facilities.
Gain (loss) on secured financing facilities, net
Gain (loss) on secured financing facilities is comprised of fair value market price changes and foreign exchange rate changes. The table below presents these components for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2026	2025	2026	2025
Unrealized gain (loss) on fair value marks	$13	$288	$308	$206
Unrealized gain (loss) on foreign exchange revaluation	1,722	5,076	19,895	(23,997)
Realized gain (loss) on repayment of foreign borrowing	—	—	48	—
Gain (loss) on secured financing facilities, net	$1,735	$5,364	$20,251	$(23,791)

6.Collateralized Loan Obligations
The table below summarizes our collateralized loan obligations as of September 30, 2026:

	Facility				Collateral
$ in thousands	Term	Weighted Average Interest Rate(1)	Amount Outstanding	Fair Value	Count	Principal Balance Outstanding	Fair Value
INCREF 2026-FL2	Dec 2043	5.46%	$1,088,692	$1,088,692	36	$1,238,911	$1,238,911
INCREF 2025-FL1	Oct 2042	5.87%	1,040,842	1,037,953	30	1,214,095	1,211,671
Total			$2,129,534	$2,126,645	66	$2,453,006	$2,450,582
(1)Represents the weighted average interest rate in effect as of September 30, 2026.
The table below summarizes our collateralized loan obligations as of December 31, 2025:

	Facility				Collateral
$ in thousands	Term	Weighted Average Interest Rate(1)	Amount Outstanding	Fair Value	Count	Principal Balance Outstanding	Fair Value
INCREF 2025-FL1	Oct 2042	5.71%	$998,234	$1,005,157	30	$1,217,359	$1,224,656
Total			$998,234	$1,005,157	30	$1,217,359	$1,224,656
(1)Represents the weighted average interest rate in effect as of December 31, 2025.
The notes will mature at par on the stated maturity date unless redeemed or repaid earlier pursuant to certain call features and subject to certain conditions. The weighted-average life of each class of notes is expected to be shorter, in each case, than the number of years remaining until the stated maturity date.
In June 2026, the Company financed a pool of loans and loan participations from its existing loan portfolio through INCREF 2026-FL2, contributing $1.1 billion of commercial real estate loan investments to INCREF 2026-FL2 and issuing $1.2 billion of notes. The Company retained $150.2 million of the notes issued by INCREF 2026-FL2. The rated notes bear interest at Term SOFR plus a spread. The collateralized loan obligations execution provides the Company with match-term financing on a non-mark-to-market and non-recourse basis. The third-party notes were issued at par, with the Company receiving $1.1 billion in proceeds from the transaction, which were used to repay existing secured financing facilities and fund transaction expenses.
In May 2025, the Company financed a pool of loans and loan participations from its existing loan portfolio through INCREF 2025-FL1, contributing $1.2 billion of commercial real estate loan investments to INCREF 2025-FL1 and issuing $1.2 billion of notes. The Company currently retains $176.5 million of the notes issued by INCREF 2025-FL1. The rated notes bear interest at Term SOFR plus a spread. The collateralized loan obligations execution provides the Company with match-term financing on a non-mark-to-market and non-recourse basis. The third-party notes were issued at a discount of $2.5 million, with the Company receiving $995.7 million in proceeds from the transaction, which were used to repay existing secured financing facilities and fund transaction expenses.
INCREF 2026-FL2 and INCREF 2025-FL1 are each a VIE primarily because the unrelated investors do not have substantive voting or participating rights. To assess whether the Company has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, the Company considered, among other factors, its role in establishing the VIE and its ongoing rights and responsibilities. We determined that we are the primary beneficiary as (1) we have the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and (2) through our retained interests, we have the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company considers its variable interests, as well as any variable interests of its related parties in making this determination. The majority of the operations of the VIE are funded with cash flows generated from the loans within the VIE. Assets held by the VIE can be used only to settle obligations of the VIE, with cash held by the CLO Issuers classified as restricted and primarily used to reinvest in eligible collateral. The liabilities of the VIE are non-recourse to us and can only be satisfied from the assets of the VIE. We are not obligated to provide, have not provided, and do not intend to provide material financial support to the consolidated VIE.
The consolidation of the CLO Issuers results in an increase in our gross assets, liabilities, revenues and expenses. The net impact to our equity relates to our retained economic interests in the VIE, which are eliminated upon consolidation. During the three and nine months ended September 30, 2026, we recorded $30.0 million and $61.3 million, respectively, of interest expense related to the CLO Issuers. During the three and nine months ended September 30, 2025, we recorded $16.4 million and $26.2 million of interest expense related to INCREF 2025-FL1.

The following table details the assets and liabilities of INCREF 2026-FL2:

$ in thousands	September 30, 2026
Assets:
Commercial real estate loan investments, at fair value	$1,238,911
Interest receivable	3,560
Other assets	89
Total assets	$1,242,560

Liabilities:
Collateralized loan obligations, at fair value(1)	$1,088,692
Interest payable	1,981
Total liabilities	$1,090,673
(1)The Company’s retained income notes of $150.2 million as of September 30, 2026 are eliminated upon consolidation and are excluded.

The following table details the assets and liabilities of INCREF 2025-FL1:

$ in thousands	September 30, 2026	December 31, 2025
Assets:
Restricted cash	$3,275	$150
Commercial real estate loan investments, at fair value	1,211,671	1,224,656
Interest receivable	3,651	3,840
Other assets	98	—
Total assets	$1,218,695	$1,228,646

Liabilities:
Collateralized loan obligations, at fair value(1)	$1,037,953	$1,005,157
Interest payable	2,035	2,057
Total liabilities	$1,039,988	$1,007,214
(1)The Company’s retained income notes of $177.0 million and $219.6 million as of September 30, 2026 and December 31, 2025, respectively, are eliminated upon consolidation and are excluded.
Unrealized gain (loss) on collateralized loan obligations, net was a net gain of $0.1 million and $11.2 million for the three and nine months ended September 30, 2026. Unrealized gain (loss) on collateralized loan obligations, net was a net loss of $1.9 million and $7.1 million for the three and nine months ended September 30, 2025, respectively.

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
The following tables illustrate the realized and unrealized foreign exchange impact recognized in the condensed consolidated statements of comprehensive income in the three and nine months ended September 30, 2026 and 2025, of our loans and secured financing arrangements as well as the offsetting gain (loss) on derivative instruments in the periods:

$ in thousands	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Unrealized foreign exchange gain (loss) on loans	$(2,144)	$(28,098)
Realized foreign exchange gain (loss) on loans	—	(60)
Unrealized foreign exchange gain (loss) on secured financing facilities	1,722	19,895
Realized foreign exchange gain (loss) on secured financing facilities	—	48
Gain (loss) on foreign currency transactions, net	(23)	(492)
Gain (loss) on derivative instruments, net	1,325	8,902
Net impact of hedged foreign exchange	$880	$195

$ in thousands	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Unrealized foreign exchange gain (loss) on loans	$(6,348)	$29,955
Unrealized foreign exchange gain (loss) on secured financing facilities	5,076	(23,997)
Gain (loss) on derivative instruments, net	1,987	(5,555)
Net impact of hedged foreign exchange	$715	$403
The following tables summarize changes in the notional amount of our currency forward contracts during the nine months ended September 30, 2026 and 2025:

	Local Currency
In thousands	Notional Amount as of December 31, 2025		Additions		Settlement, Termination, Expiration or Exercise		Notional Amount as of September 30, 2026		Notional Amount as of September 30, 2026
Buy USD / Sell EUR Forward	€49,889		€101,175		€(65,887)		€85,177		$101,252
Buy USD / Sell GBP Forward	£50,631		£261,707		£(183,959)		£128,379		$172,613
Buy EUR / Sell USD Forward	€—		€65,887		€(65,887)		€—		$—
Buy GBP / Sell USD Forward	£—		£183,492		£(183,452)		£40		$54
Buy USD/Sell SEK Forward	—	kr	87,075	kr	—	kr	87,075	kr	$9,078

	Local Currency
In thousands	Notional Amount as of December 31, 2024	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of September 30, 2025	Notional Amount as of September 30, 2025
Buy USD / Sell EUR Forward	€39,474	€13,577	€(2,521)	€50,530	$58,021
Buy USD / Sell GBP Forward	£19,417	£33,834	£(1,459)	£51,792	$69,748
Buy EUR / Sell USD Forward	€—	€188	€—	€188	$221
The table below presents the fair value of our currency forward contracts, as well as their classification on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025:

$ in thousands	Fair Value as of
	September 30, 2026	December 31, 2025
Derivative Assets	$5,852	$615
Derivative Liabilities	$—	$1,992
The following tables summarize the effect of currency forward contracts reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2026 and 2025:

	Currency Forward Contracts
$ in thousands	Realized Gain (Loss), Net	Unrealized Gain (Loss), Net	Gain (Loss), Net
Three Months Ended September 30, 2026	$426	$899	$1,325
Nine Months Ended September 30, 2026	$1,672	$7,230	$8,902
Three Months Ended September 30, 2025	$(44)	$2,031	$1,987
Nine Months Ended September 30, 2025	$69	$(5,624)	$(5,555)
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
Valuation of Financial Instruments Measured at Fair Value
The following tables detail our financial instruments measured at fair value on a recurring basis:

	As of September 30, 2026
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Commercial real estate loan investments	$—	$—	$6,603,161	$6,603,161
Real estate-related securities	—	24,076	—	24,076
Derivative assets	—	5,852	—	5,852
Total assets	$—	$29,928	$6,603,161	$6,633,089

Liabilities:
Secured lending agreements	$—	$—	$3,063,293	$3,063,293
Term lending agreements	—	—	165,921	165,921
Collateralized loan obligations	—	2,126,645	—	2,126,645
Total liabilities	$—	$2,126,645	$3,229,214	$5,355,859

	As of December 31, 2025
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Assets:
Commercial real estate loan investments	$—	$—	$4,702,728	$4,702,728
Real estate-related securities	—	14,818	—	14,818
Derivative assets	—	615	—	615
Total assets	$—	$15,433	$4,702,728	$4,718,161

Liabilities:
Secured lending agreements	$—	$—	$2,359,543	$2,359,543
Term lending agreements	—	—	223,033	223,033
Revolving credit facility	—	—	55,000	55,000
Collateralized loan obligations	—	1,005,157	—	1,005,157
Derivative liabilities	—	1,992	—	1,992
Total liabilities	$—	$1,007,149	$2,637,576	$3,644,725
Valuation of Commercial Real Estate Loan Investments
All commercial real estate loans were classified as Level 3 as of September 30, 2026 and December 31, 2025, although transfers between Level 3 and Level 2 occurred at interim dates due to the availability of observable inputs relating to the loans held by the CLO Issuers.
The following table shows a reconciliation of the beginning and ending fair value measurements of our commercial real estate loan investments classified as Level 3:

$ in thousands	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Beginning Balance	$4,916,716	$4,702,728
Transfers from Level 2 into Level 3	1,146,226	—
Loan originations and fundings	815,204	2,613,940
Loan principal payments	(272,600)	(675,233)
Net unrealized gain (loss)	(247)	(10,124)
Net realized gain (loss)	—	(60)
Foreign currency adjustments	(2,138)	(28,090)
Ending Balance	$6,603,161	$6,603,161
Because the Company elected the fair value option for the CLO Issuers, as described in Note 2 — “Summary of Significant Accounting Policies,” the fair value of all the loans held by the CLO Issuers is measured as the sum of (i) the fair value of the CLO Issuers' debt tranches held by third parties, (ii) the fair value of the Company’s CLO Issuers’ retained debt tranches, and (iii) the fair value of the Company's retained income notes. As of September 30, 2026 and December 31, 2025, approximately $2.3 billion and $1.1 billion, respectively, of the loan assets were measured using observable inputs relating to the fair value of the CLO Issuers’ notes held by third parties and retained notes.
A portion of the loans held by the CLO Issuers are measured using a discounted cash flow model that includes unobservable inputs relating to the $81.0 million of income notes issued by INCREF 2025-FL1 and $85.2 million of income notes issued by INCREF 2026-FL2 as of September 30, 2026, and $80.7 million of income notes issued by INCREF 2025-FL1 as of December 31, 2025. Since the fair value of all loans held by the CLO Issuers is measured using inputs from more than one level of the fair value hierarchy, GAAP requires the measurement to be categorized in its entirety based on the lowest level input that is significant to the fair value measurement. As such, all loans held by the CLO Issuers are classified as Level 3.
As of September 30, 2026 and December 31, 2025, $4.2 billion and $3.5 billion of loans are held by consolidated entities that are not CLO Issuers and are valued using discounted cash flow models applied directly to the expected cash flows of each loan. These models include unobservable inputs, and the loans are, therefore, classified as Level 3.

The following tables summarize the significant unobservable inputs supporting the fair value measurement of our investments in commercial loans:

$ in thousands	September 30, 2026
Type	Fair Value(2)	Valuation Technique	Unobservable Input	Weighted Average Rate(2)	Range	Weighted Average Life (years)(1)(2)
Commercial loans	$4,318,784	Discounted cash flow	Discount rate	6.53%	4.96% - 14.30%	0.25
(1)Based on expected cash flows and potential prepayments.
(2)Includes $4.2 billion of loans held by consolidated entities that are not CLO Issuers and a portion of the loans held by the CLO Issuers that are measured using unobservable inputs relating to the income notes.

$ in thousands	December 31, 2025
Type	Fair Value(2)	Valuation Technique	Unobservable Input	Weighted Average Rate(2)	Range	Weighted Average Life (years)(1)(2)
Commercial loans	$3,558,722	Discounted cash flow	Discount rate	6.36%	5.14% - 11.44%	0.31
(1)Based on expected cash flows and potential prepayments.
(2)Includes $3.5 billion of loans held by consolidated entities that are not the CLO Issuer and a portion of the loans held by the CLO Issuer that are measured using unobservable inputs relating to the income notes.
Discount rates reflect, among other things, uncertainty in the valuation models regarding the amount and timing of cash flows. These rates may change as economic and market conditions change. For loans held by consolidated entities that are not CLO Issuers, discount rates also reflect the characteristics and performance of the underlying properties. For loans held by the CLO Issuers, the unobservable discount rates apply to the income notes and reflect their position in the capital structure, which may result in rates higher than those applied to loans. We cannot predict the effect of future economic or market conditions on our estimated fair values.
Valuation of Revolving Credit Facility
Given the uncertainty of future cash flows and our ability to prepay without penalty, we determined the fair value of our revolving credit facility to approximate par.
The following table shows a reconciliation of the beginning and ending fair value measurements of our revolving credit facility:

$ in thousands	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Beginning Balance	$100,000	$55,000
Proceeds from revolving credit facility	—	416,000
Repayment of revolving credit facility	(100,000)	(471,000)
Net unrealized (gain) loss	—	—
Ending Balance	$—	$—
Valuation of Secured Financing Facilities
We have entered into secured financing facilities to provide floating rate financing for our commercial real estate loan investments. Our secured financing facilities are carried at fair value based on significant unobservable inputs and are classified as Level 3. The following table shows a reconciliation of the beginning and ending fair value measurements of our secured financing facilities:

	Three Months Ended September 30, 2026
$ in thousands	Secured Lending Agreements	Term Lending Agreements	Total
Beginning Balance	$2,583,774	$223,681	$2,807,455
Proceeds from secured financing facilities	624,094	1,196	625,290
Repayments of secured financing facilities	(142,841)	(58,955)	(201,796)
Net unrealized (gain) loss	(12)	(1)	(13)
Unrealized foreign currency (gain) loss	(1,722)	—	(1,722)
Ending Balance	$3,063,293	$165,921	$3,229,214

	Nine Months Ended September 30, 2026
$ in thousands	Secured Lending Agreements	Term Lending Agreements	Total
Beginning Balance	$2,359,543	$223,033	$2,582,576
Proceeds from secured financing facilities	1,919,888	1,849	1,921,737
Repayments of secured financing facilities	(1,195,893)	(58,955)	(1,254,848)
Net unrealized (gain) loss	(302)	(6)	(308)
Net realized (gain) loss	(48)	—	(48)
Unrealized foreign currency (gain) loss	(19,895)	—	(19,895)
Ending Balance	$3,063,293	$165,921	$3,229,214
The following tables summarize the significant unobservable inputs used in the fair value measurement of our secured financing facilities:

	September 30, 2026
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)(1)
Secured financing facilities	Discounted cash flow	Discount rate	5.27%	3.66% - 5.93%	0.33

	December 31, 2025
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range	Weighted Average Life (years)(1)
Secured financing facilities	Discounted cash flow	Discount rate	5.29%	4.12% - 6.04%	0.28

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
9.Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of accounts payable, accrued expenses and other liabilities as of September 30, 2026 and December 31, 2025:

$ in thousands	September 30, 2026	December 31, 2025
Accounts payable and accrued expenses	$3,724	$1,828
Subscriptions paid in advance (1)	21,435	27,886
Accrued common stock repurchases	3,554	905
Other liabilities	949	907
Total	$29,662	$31,526
(1)Represents subscriptions received by our transfer agent prior to the date the subscriptions are effective.

10.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates as of September 30, 2026 and December 31, 2025:

$ in thousands	September 30, 2026	December 31, 2025
Advanced organizational, offering and operating expenses	$8,362	$10,870
Reimbursable operating expenses	2,980	2,845
Adviser loan arrangement fee payable	1,900	4,019
Stockholder servicing fees	28,074	22,723
Management fees	2,898	1,990
Performance fees	6,199	4,814
Total	$50,413	$47,261
Advanced Organizational, Offering and Operating Expenses
Under the terms of our Amended and Restated Advisory Agreement (“Advisory Agreement”), the Adviser advanced all of our organizational, offering and operating expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through May 31, 2024. Starting in December 2024, we began reimbursing the Adviser for these costs ratably over 52 months. As of September 30, 2026, we owe the Adviser approximately $8.4 million (December 31, 2025: $10.9 million) for the remaining outstanding balance of the expenses advanced by the Adviser under this arrangement.
Reimbursable Operating Expenses
Operating expenses incurred by the Adviser on our behalf after May 31, 2024 are reimbursed quarterly to the Adviser, and the balance outstanding as of September 30, 2026 and December 31, 2025 is listed in the above table as “Reimbursable operating expenses.”
Starting with the quarter ended June 30, 2025, we may not reimburse the Adviser at the end of any fiscal quarter for Total Operating Expenses (as defined in the Advisory Agreement) that exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”) for the four consecutive fiscal quarters then ended. We may reimburse the Adviser for operating expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended September 30, 2026 did not exceed the 2%/25% Guidelines.
Adviser Loan Arrangement Fee Payable
Effective June 2026, the Company changed the name of commitment fee income to loan arrangement fee income. Prior-period references to commitment fee income have been conformed to the current-period presentation as loan arrangement fee income. The change did not affect recognition or measurement as solely the name of the fee was changed. Borrowers pay a loan arrangement fee in connection with the origination of each new loan. The loan arrangement fee is calculated as a percentage of the whole loan on a fully-funded basis, as determined by the Adviser at the time of origination. From the inception of the Company's loan originations through December 31, 2025, we paid the Adviser 50% (not to exceed 0.5% of the whole loan on a fully funded basis) of any loan arrangement fee charged to borrowers in connection with each new loan as compensation for sourcing, structuring and negotiating the loan. The Adviser elected to irrevocably waive half of the loan arrangement fees payable to the Adviser in connection with each new loan originated during the period commencing January 1, 2026 through December 31, 2026. On August 7, 2026, we entered into an Amended and Restated Advisory Agreement with the Adviser to make permanent the decrease in the loan arrangement fees payable to the Adviser, such that loan arrangement fees payable to the Adviser are equal to 25% of any loan arrangement fee charged to borrowers in connection with each new loan (not to exceed 0.25% of the whole loan on a fully funded basis). The loan arrangement fee income and related expense to the Adviser is reported as loan arrangement fee income, net of related party expense on the condensed consolidated statements of comprehensive income.

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
We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class S, Class S-1, Class D and Class D-1 share is sold during the Continuous Offering, which is offset as a reduction to additional paid-in capital.
The following table summarizes stockholder servicing fees paid for the nine months ended September 30, 2026 and 2025:

$ in thousands	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares
For the three months ended September 30, 2026	$18	$1,375	$—	$5
For the nine months ended September 30, 2026	$48	$3,735	$1	$9
For the three months ended September 30, 2025	$9	$810	$—	$—
For the nine months ended September 30, 2025	$13	$1,873	$—	$—
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
We do not pay the Adviser a management fee with respect to our Class F shares; however, we do pay the Adviser a performance fee with respect to the Class F shares. The Class F performance fee payable with respect to each calendar year equals 10% of the excess of Performance Fee Income allocable to Class F shares over a 6% annualized return on the Class F NAV per share. No performance fee is payable if the Performance Fee Income allocable to Class F is below the annualized 6% return in any calendar year or for a rolling two-year period.
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
The management fee and the performance fee are payable in cash or Class E shares at the option of the Adviser. Management fees and performance fees began to accrue on March 1, 2024. Management fees are accrued monthly and generally paid quarterly in arrears, while performance fees are accrued monthly and generally paid on an annual basis. During the three and nine months ended September 30, 2026, we incurred management fees of $2.9 million and $7.7 million, respectively, of which $2.9 million is accrued as a component of due to affiliates on our condensed consolidated balance sheets as of September 30, 2026. During the three and nine months ended September 30, 2026, we incurred performance fees of $3.1 million and $6.2 million, respectively, of which $6.2 million is accrued as a component of due to affiliates on our condensed consolidated balance sheets as of September 30, 2026. During the three and nine months ended September 30, 2026, we issued 99,707 and 262,786 Class E Redeemable Common Stock shares, respectively, as payment for the management fees earned. During the three and nine months ended September 30, 2026, we issued — and 186,805 Class E Redeemable Common Stock shares, respectively, as payment for the performance fees earned. The shares issued to the Adviser for payment of the management fee and performance fee were issued at the applicable NAV per share at the end of each quarter for which the fees were earned.
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
Our Adviser is subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it. The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. We incurred $0.4 million and $1.4 million, respectively, of costs for support personnel provided by the Adviser for the three and nine months ended September 30, 2026 that are recorded as a component of due to affiliates on our condensed consolidated balance sheets and as general and administrative expenses on our condensed consolidated statements of comprehensive income. During the three and nine months ended September 30, 2025, we incurred $0.4 million and $1.4 million, respectively, of costs for support personnel provided by the Adviser.
The Adviser serves as Collateral Manager to the Company’s consolidated CLO Issuers and has waived any and all fees payable to the Adviser or any of its affiliates for this service for so long as it or any of its affiliates acts as the Collateral Manager and as manager of the Operating Partnership.

Related Party Share Ownership
The tables below summarize the number of shares and the total purchase price of the shares owned by affiliates as of September 30, 2026 and December 31, 2025:

	September 30, 2026
$ in thousands, except share amounts	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total Purchase Price
Invesco Realty, Inc.(1)	1,498,498	—	1,499,487	—	1,495,127	1,479,586	—	$150,000
Invesco Advisers, Inc.(2)	—	—	—	—	—	515,246	—	13,219
Members of our board of directors (3)	—	—	—	—	—	43,951	—	1,147
Total	1,498,498	—	1,499,487	—	1,495,127	2,038,783	—	$164,366

	December 31, 2025
$ in thousands, except share amounts	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total Purchase Price
Invesco Realty, Inc.(1)	1,196,923	—	1,197,628	—	1,194,434	1,189,255	—	$120,000
Invesco Advisers, Inc.(2)	—	—	—	—	—	270,269	—	6,895
Members of our board of directors (3)	—	—	—	—	—	26,248	—	675
Total	1,196,923	—	1,197,628	—	1,194,434	1,485,772	—	$127,570
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
On May 7, 2026, the Company cancelled the additional $150.0 million capital commitment from Invesco Realty. The additional capital commitment was only available if needed to avoid triggering any concentration limit imposed by a third party in connection with its distribution or placement of our shares or for purposes of repaying indebtedness drawn on the prior credit agreement, which we terminated in conjunction with entering into the NatWest revolving credit agreement.
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
As discussed in Note 10 — “Related Party Transactions”, our management and performance fees are payable in cash or Class E shares at the option of the Adviser. Because the Adviser may elect to have the Company repurchase shares issued as payment for management fees or performance fees, we classify these shares as redeemable common stock. Class E shares issued to the Adviser as payment for management or performance fees are not subject to the repurchase limits of the Company’s share repurchase plan described in Note 12 — “Equity,” any lockup period applicable to the Adviser, or any reduction penalty for an early repurchase. The Adviser also has the option to exchange Class E shares issued as payment for management or performance fees for Class S, Class S-1, Class D, Class D-1, Class F, or Class I shares. During the three months ended September 30, 2026, we issued 99,707 Class E shares to the Adviser as payment for management fees payable as of June 30, 2026.

The following tables summarize the changes in redeemable common stock for the nine months ended September 30, 2026 and 2025:

$ in thousands	Class S Redeemable Common Stock	Class D Redeemable Common Stock	Class I Redeemable Common Stock	Class E Redeemable Common Stock	Total Redeemable Common Stock
Balance as of December 31, 2025	$30,027	$30,027	$30,023	$37,614	$127,691
Issuance of redeemable common stock	—	—	—	6,804	6,804
Repurchase of redeemable common stock	—	—	—	(2,848)	(2,848)
Adjustment to carrying value of redeemable common stock	—	—	—	100	100
Balance as of March 31, 2026	$30,027	$30,027	$30,023	$41,670	$131,747
Issuance of redeemable common stock	7,500	7,500	7,500	9,718	32,218
Repurchase of redeemable common stock	—	—	—	(1,074)	(1,074)
Adjustment to carrying value of redeemable common stock	21	21	22	369	433
Balance as of June 30, 2026	$37,548	$37,548	$37,545	$50,683	$163,324
Issuance of redeemable common stock	—	—	—	2,595	2,595
Redeemable common stock repurchased	—	—	—	(1,371)	(1,371)
Adjustment to carrying value of redeemable common stock	(21)	(21)	(22)	151	87
Balance as of September 30, 2026	$37,527	$37,527	$37,523	$52,058	$164,635

$ in thousands	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total Redeemable Common Stock
Balance as of December 31, 2024	$37,554	$37,554	$37,565	$38,694	$151,367
Issuance of redeemable common stock	—	—	—	2,814	2,814
Repurchase of redeemable common stock	(7,500)	(7,500)	(7,500)	(7,500)	(30,000)
Adjustment to carrying value of redeemable common stock	(4)	(5)	(1)	170	160
Balance as of March 31, 2025	$30,050	$30,049	$30,064	$34,178	$124,341
Issuance of redeemable common stock	—	—	—	1,062	1,062
Repurchase of redeemable common stock	—	—	—	(148)	(148)
Adjustment to carrying value of redeemable common stock	(23)	(22)	(39)	29	(55)
Balance as of June 30, 2025	$30,027	$30,027	$30,025	$35,121	$125,200
Issuance of redeemable common stock	—	—	—	1,348	1,348
Redeemable common stock repurchased	—	—	—	(311)	(311)
Adjustment to carrying value of redeemable common stock	—	—	(2)	70	68
Balance as of September 30, 2025	$30,027	$30,027	$30,023	$36,228	$126,305
The following tables summarize the changes in our outstanding shares of redeemable common stock shares for the nine months ended September 30, 2026 and 2025:

	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total Redeemable Common Stock
Outstanding Shares as of December 31, 2025	1,196,923	1,197,628	1,194,434	1,459,524	5,048,509
Issuance of redeemable common stock	—	—	—	264,024	264,024
Repurchase of redeemable common stock	—	—	—	(110,485)	(110,485)
Outstanding Shares as of March 31, 2026	1,196,923	1,197,628	1,194,434	1,613,063	5,202,048
Issuance of redeemable common stock	301,575	301,859	300,693	376,190	1,280,317
Repurchase of redeemable common stock	—	—	—	(41,491)	(41,491)
Outstanding Shares as of June 30, 2026	1,498,498	1,499,487	1,495,127	1,947,762	6,440,874
Issuance of common stock	—	—	—	99,707	99,707
Redeemable common stock repurchased	—	—	—	(52,637)	(52,637)
Outstanding Shares as of September 30, 2026	1,498,498	1,499,487	1,495,127	1,994,832	6,487,944

	Class S Redeemable Common Shares	Class D Redeemable Common Shares	Class I Redeemable Common Shares	Class E Redeemable Common Shares	Total Redeemable Common Stock

Outstanding Shares as of December 31, 2024	1,496,143	1,497,041	1,492,906	1,519,133	6,005,223
Issuance of redeemable common stock	—	—	—	110,485	110,485
Repurchase of redeemable common stock	(299,220)	(299,413)	(298,472)	(293,940)	(1,191,045)
Outstanding Shares as of March 31, 2025	1,196,923	1,197,628	1,194,434	1,335,678	4,924,663
Issuance of redeemable common stock	—	—	—	41,491	41,491
Repurchase of redeemable common stock	—	—	—	(5,792)	(5,792)
Outstanding Shares as of June 30, 2025	1,196,923	1,197,628	1,194,434	1,371,377	4,960,362
Issuance of common stock	—	—	—	52,637	52,637
Redeemable common stock repurchased	—	—	—	(12,142)	(12,142)
Outstanding Shares as of September 30, 2025	1,196,923	1,197,628	1,194,434	1,411,872	5,000,857
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

Common Stock
The following table summarizes changes in our outstanding shares of common stock for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total
Balance as of December 31, 2025	1,416,104	20,330,131	1,208,568	—	9,702,409	1,631,350	8,880,172	43,168,734
Issuance of common stock	91,980	2,346,272	—	120,452	2,436,888	388	—	4,995,980
Common stock distribution reinvestment	1,514	253,222	212	752	94,842	2,051	165,637	518,230
Issuance of redeemable common shares(1)	—	—	—	—	—	264,024	—	264,024
Repurchase of common stock	—	(363,564)	—	—	(410,594)	—	—	(774,158)
Repurchase of redeemable common stock	—	—	—	—	—	(110,485)	—	(110,485)
Balance as of March 31, 2026	1,509,598	22,566,061	1,208,780	121,204	11,823,545	1,787,328	9,045,809	48,062,325
Issuance of common stock	7,422	2,472,082	—	200,969	2,144,154	3,434	—	4,828,061
Stock awards(2)	—	—	—	—	—	15,458	—	15,458
Issuance of redeemable common stock(1)	301,575	—	301,859	—	300,693	376,190	—	1,280,317
Common stock distribution reinvestment	2,338	280,997	217	3,525	113,365	1,916	168,282	570,640
Repurchase of common stock	—	(198,284)	—	—	(217,090)	(45,600)	—	(460,974)
Repurchase of redeemable common stock	—	—	—	—	—	(41,491)	—	(41,491)
Balance as of June 30, 2026	1,820,933	25,120,856	1,510,856	325,698	14,164,667	2,097,235	9,214,091	54,254,336
Issuance of common stock	41,960	2,137,488	—	—	1,868,104	3,855	—	4,051,407
Issuance of redeemable common stock(1)	—	—	—	—	—	99,707	—	99,707
Common stock distribution reinvestment	2,613	315,559	230	3,672	143,501	2,034	177,475	645,084
Repurchase of common stock	—	(515,323)	—	—	(50,179)	(595)	—	(566,097)
Repurchase of redeemable common stock	—	—	—	—	—	(52,637)	—	(52,637)
Balance as of September 30, 2026	1,865,506	27,058,580	1,511,086	329,370	16,126,093	2,149,599	9,391,566	58,431,800

	Nine Months Ended September 30, 2025
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total
Balance as of December 31, 2024	1,502,214	7,226,062	1,499,147	—	4,171,608	1,635,105	8,218,258	24,252,394
Issuance of common stock	3,969	3,261,421	8,211	—	1,088,268	8,244	—	4,370,113
Common stock distribution reinvestment	—	98,095	99	—	36,810	1,370	161,371	297,745
Issuance of redeemable common shares(1)	—	—	—	—	—	110,485	—	110,485
Repurchase of common stock	(111)	(21,833)	(111)	—	(8,678)	—	—	(30,733)
Repurchase of redeemable common stock	(299,220)	—	(299,413)	—	(298,472)	(293,940)	—	(1,191,045)
Balance as of March 31, 2025	1,206,852	10,563,745	1,207,933	—	4,989,536	1,461,264	8,379,629	27,808,959
Issuance of common stock	146,445	3,203,781	—	—	1,542,452	9,001	—	4,901,679
Stock awards(2)	—	—	—	—	—	7,700	—	7,700
Issuance of redeemable common stock(1)	—	—	—	—	—	41,491	—	41,491
Common stock distribution reinvestment	240	133,400	198	—	48,497	1,484	157,380	341,199
Repurchase of common stock	—	(23,808)	—	—	(70,026)	(1,954)	—	(95,788)
Repurchase of redeemable common stock	—	—	—	—	—	(5,792)	—	(5,792)
Balance as of June 30, 2025	1,353,537	13,877,118	1,208,131	—	6,510,459	1,513,194	8,537,009	32,999,448
Issuance of common stock	28,550	3,299,122	—	—	1,610,275	8,166	—	4,946,113
Stock awards(2)	—	—	—	—	—	2,082	—	2,082
Issuance of redeemable common stock(1)	—	—	—	—	—	52,637	—	52,637
Common stock distribution reinvestment	818	194,683	220	—	69,187	1,840	173,409	440,157
Repurchase of common stock	—	(30,234)	—	—	(45,072)	(1,562)	—	(76,868)
Repurchase of redeemable common stock	—	—	—	—	—	(12,142)	—	(12,142)
Balance as of September 30, 2025	1,382,905	17,340,689	1,208,351	—	8,144,849	1,564,215	8,710,418	38,351,427
(1)Consists of shares issued to an Invesco affiliate for the payment of management fees and performance fees that are classified as redeemable common stock. See Note 11 — “Redeemable Common Stock - Related Party”.
(2)Represents shares issued to independent directors under the Incentive Plan.
Distributions
We are generally required to distribute at least 90% of our REIT taxable income to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. If we distribute less than 100% of our REIT taxable income, we will be required to pay federal corporate income tax on the undistributed amount. REIT taxable income does not necessarily equal net income as calculated in accordance with GAAP.
For the three and nine months ended September 30, 2026, we declared distributions of $28.2 million and $73.1 million, respectively. We accrued $10.0 million for distributions payable, of which $1.2 million was accrued for distributions payable to related parties, in our condensed consolidated balance sheet as of September 30, 2026. For the three and nine months ended September 30, 2025, we declared distributions of $18.9 million and $46.2 million, respectively. We accrued $6.6 million for distributions payable, of which $0.9 million was accrued for distributions payable to related parties, in our condensed consolidated balance sheet as of September 30, 2025.

The following tables detail the aggregate distributions declared per share for each applicable class of stock for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares
Aggregate distribution declared per share	$0.5200	$0.5200	$0.5200	$0.5200	$0.5200	$0.5200	$0.5200
Stockholder servicing fee per share	(0.0104)	(0.0536)	(0.0001)	(0.0157)	—	—	—
Net distribution declared per share	$0.5096	$0.4664	$0.5199	$0.5043	$0.5200	$0.5200	$0.5200

	Nine Months Ended September 30, 2026
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares
Aggregate distribution declared per share	$1.4800	$1.4800	$1.4800	$1.3200	$1.4800	$1.4800	$1.4800
Stockholder servicing fee per share	(0.0302)	(0.1590)	(0.0004)	(0.0413)	—	—	—
Net distribution declared per share	$1.4498	$1.3210	$1.4796	$1.2787	$1.4800	$1.4800	$1.4800

	Three Months Ended September 30, 2025
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares
Aggregate distribution declared per share	$0.5400	$0.5400	$0.5400	$—	$0.5400	$0.5400	$0.5400
Stockholder servicing fee per share	(0.0071)	(0.0537)	(0.0003)	—	—	—	—
Net distribution declared per share	$0.5329	$0.4863	$0.5397	$—	$0.5400	$0.5400	$0.5400

	Nine Months Ended September 30, 2025
	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares
Aggregate distribution declared per share	$1.5200	$1.5200	$1.5200	$—	$1.5200	$1.5200	$1.5200
Stockholder servicing fee per share	(0.0120)	(0.1598)	(0.0003)	—	—	—	—
Net distribution declared per share	$1.5080	$1.3602	$1.5197	$—	$1.5200	$1.5200	$1.5200

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
During the three and nine months ended September 30, 2026, we fulfilled all requests under the share repurchase plan and repurchased 566,097 and 1,801,229 shares of common stock for $14.1 million and $45.0 million, respectively. For the three and nine months ended September 30, 2025, we repurchased 76,868 and 203,389 shares of common stock for $1.9 million and $5.1 million, respectively, and fulfilled all repurchase requests that were made under the share repurchase plan.
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

Share-Based Compensation Plan
For the three and nine months ended September 30, 2026 and 2025, we recognized compensation expense of $100,000 and $245,000, and $62,000 and $124,000, respectively, related to restricted shares of Class E common stock awarded to independent members of our board of directors under the terms of our 2023 Equity Incentive Plan (the “Incentive Plan”). As of September 30, 2026 and 2025, we had 1,068,431 and 1,083,889 shares of common stock available for future issuance under the Incentive Plan, respectively.
Non-controlling Interest in Subsidiary
On January 29, 2026, a subsidiary issued 125 shares of 12.0% Series A Preferred Stock, par value $0.01 per share, with an aggregate liquidation preference of $1,000 per share. The Series A preferred stock ranks senior to the Company’s interest in our subsidiary with respect to dividend rights and rights upon liquidation, dissolution and other considerations. The Series A Preferred Stock has no maturity date and will remain outstanding unless redeemed. The Series A Preferred Stock may be redeemed by the Company in whole or in part at any time; however, a redemption premium will also be required if redeemed on or before December 31, 2027. Upon consolidation, the issued and outstanding preferred share interest is shown as Non-controlling interest on our condensed consolidated balance sheets as of September 30, 2026 and net income (loss) is reflected as Net income (loss) attributable to non-controlling interest in our condensed consolidated statement of comprehensive income during the three and nine months ended September 30, 2026.
13.Earnings per Common Share
Other than with respect to voting rights and class-specific expenses, the classes of the Company’s common stock are the same, have identical rights and privileges, including with respect to liquidation and dividend rights. All classes of common stock have the same gross distribution per share.
The following table summarizes our earnings per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except share and per share amounts	2026	2025	2026	2025
Net income (loss) available to common stockholders	$29,542	$18,884	$72,624	$38,806

Weighted average common shares outstanding	57,016,239	36,546,539	52,047,236	31,729,758
Effect of dilutive restricted stock awards	845	678	367	263
Diluted weighted average common shares outstanding	57,017,084	36,547,217	52,047,603	31,730,021
Earnings (loss) per share:
Basic	$0.52	$0.52	$1.40	$1.22
Diluted	$0.52	$0.52	$1.40	$1.22
14.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of September 30, 2026, we had unfunded commitments of $709.7 million for certain of our commercial real estate loan investments. The unfunded commitments consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the weighted average remaining term of the related loans of 2.38 years.
We have also committed to pay counterparty legal, diligence and other fees in connection with new financing facilities in the ordinary course of business.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026, the Company was not involved in any material legal proceedings.
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
16.Subsequent Events
Equity
Issuances
Subsequent to September 30, 2026, we issued the following shares of common stock:

$ in thousands except share amounts	Shares Issued to Third Parties	Shares Issued to Affiliates(1)	DRP Shares(2)
Class S	2,211	—	2,073
Class S-1	1,334,748	—	249,491
Class D	—	—	173
Class D-1	—	—	1,824
Class I	1,406,668	—	125,938
Class E	—	—	1,364
Class F	—	—	133,091
Total	2,743,627	—	513,954

Total net proceeds(3)	$68,533	$—	$13,005
(1)Affiliates include related parties discussed in Note 10 — “Related Party Transactions”.
(2)Represents shares issued under our distribution reinvestment plan.
(3)With respect to DRP Shares, total net proceeds represents the total value of shares issued under our distribution reinvestment plan.
Repurchases
Subsequent to September 30, 2026, we repurchased the following stock:

$ in thousands except share amounts	Shares Repurchased from Third-Parties	Shares Repurchased from Affiliates(1)
Class S	—	—
Class S-1	115,803	—
Class D	—	—
Class D-1	—	—
Class I	117,142	—
Class E	—	—
Class F	—	—
Total	232,945	—

Total repurchases	$5,814	$—
(1)Affiliates include related parties discussed in Note 10 — “Related Party Transactions”.
Subsequent to September 30, 2026, all repurchase requests under our share repurchase plan were satisfied.

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
Due to the floating rate nature of our loan portfolio, we are subject to changes in benchmark rates. A decline in benchmark interest rates could ultimately lead to lower interest income received from our floating rate debt investments. To mitigate the impact of reduced interest income as a result of declining benchmark rates, we have structured interest rate floors for each of the loans where the borrower will be required to pay minimum debt service payments should rates fall below a predetermined amount. Additionally, during a falling benchmark interest rate environment, our overall cost of borrowings decreases as well.
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
Market Conditions
Private real estate credit markets remained active during the third quarter of 2026, supported by continued refinancing needs, upcoming commercial real estate loan maturities, and increased year-over-year real estate transaction activity. Lending conditions remained competitive, with capital available from a range of traditional and alternative lenders.
Macro market conditions during the third quarter continued to be influenced by interest rates, inflation, and expectations for monetary policy. In September 2026, the Federal Reserve increased the federal funds target range by 25 basis points to 3.75% to 4.00%. The Federal Reserve noted that economic activity continued to expand at a solid pace and that inflation remained elevated relative to historical averages. Despite these conditions, commercial real estate transactions remained higher year-over-year during the first three quarters of 2026.
Outlook
Looking ahead, we expect the private real estate credit market to remain supported by continued refinancing needs and upcoming real estate loan maturities. We believe the private real estate credit market will remain well supported by improving private real estate fundamentals and continued higher-for-longer rate environment.
We believe the Company is well positioned to navigate the current market environment through a disciplined “credit-over-yield” investment approach and a prudently managed portfolio that emphasizes sponsorship quality, asset-level fundamentals, and structural protections. By originating loans secured by commercial real estate, we believe the Company benefits from several structural characteristics, including seniority in the capital structure, collateral values that have adjusted from prior-cycle levels, asset-backed downside protection, and limited correlation with traditional fixed income investments.

Q3 2026 Highlights
Capital Activity and Distributions
•Declared monthly net distributions totaling $28.2 million for the quarter ended September 30, 2026.
•Raised $98.5 million of net proceeds from the sale of our common stock through our Continuous Offering during the quarter ended September 30, 2026.
•All repurchase requests under our share repurchase plan were satisfied.
Investments
•Originated seven floating rate senior commercial real estate loans in the United States with a total commitment amount of $679.5 million and total outstanding principal amount of $600.4 million as of September 30, 2026, including multifamily, industrial, and self-storage properties.
•Originated one floating rate senior commercial real estate loan with a total commitment of $129.9 million (1.3kr billion) and total outstanding principal amount of $37.7 million (376.3kr million) secured by a multifamily portfolio located in Sweden.
•Purchased $4.8 million in real estate-related securities, net of repayments, during the three months ended September 30, 2026.
•One commercial real estate loan was fully repaid at par during the three months ended September 30, 2026. Principal and interest proceeds of $78.0 million were received.
•Two commercial real estate loans, primarily serving as collateral for our collateralized loan obligations with a stub-piece held by the Operating Partnership or a wholly-owned subsidiary of the Company, were fully repaid at par during the three months ended September 30, 2026. Principal and interest proceeds of $63.4 million were received.
Financing Activity
•Repaid $100.0 million from our revolving credit facility for the three months ended September 30, 2026.
•Received net borrowings of $423.5 million on our secured financing facilities for the three months ended September 30, 2026.

Financial Condition
Investment Activities
As of September 30, 2026, our portfolio consisted of 93 commercial real estate loans with a fair value of $6.6 billion. We elected the fair value option for our commercial real estate loan investments and, accordingly, recognize any origination costs or fees associated with the loans in the period of origination. Our domestic loan investments earn interest at Term SOFR plus a spread and had a weighted average interest rate of 6.38% as of September 30, 2026. Our European loans earn interest at either three-month Euribor plus a spread, three-month SONIA plus a spread, or three-month STIBOR plus a spread and had a weighted average interest rate of 5.96% as of September 30, 2026. During the three months ended September 30, 2026, we earned $100.4 million of interest income on these loans, of which we earned $82.3 million and $18.2 million from our US and non-US loans, respectively.
The following table details overall statistics for our loan portfolio as of September 30, 2026, December 31, 2025, and September 30, 2025:

$ in thousands	September 30, 2026	December 31, 2025	September 30, 2025
Number of investments	93	77	70
Principal balance	$6,605,755	$4,695,199	$4,067,015
Fair value	$6,603,161	$4,702,728	$4,072,883
Unfunded loan commitments(1)	$709,650	$360,450	$313,752
Weighted-average interest rate(2)	6.30%	6.43%	6.89%
Weighted-average maximum maturity (years)(3)	3.8	3.9	3.8
Origination loan-to-value(4)	66%	65%	65%
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
(4)    Origination loan-to-value is generally based on the initial loan amount and the independent property appraisals at the time of origination.
The following charts illustrate the diversification and composition of our loan portfolio based on fair value as of September 30, 2026:
The following table details our loan activity:

	Three Months Ended	Nine Months Ended
$ in thousands	September 30, 2026	September 30, 2026
Loan originations	$638,692	$2,347,543
Loan fundings	176,512	266,397
Loan repayments	(272,600)	(675,233)
Total net fundings	$542,604	$1,938,707

For the three months ended September 30, 2026, the Company closed seven U.S. loan originations and one European loan origination, with an aggregate total loan commitment amount of $809.4 million, resulting in $154.2 million of net committed equity and a net spot coupon of 11.00% based on the weighted average interest rate on our net committed equity position as of September 30, 2026. Net committed equity represents the Company’s whole loan commitments less the related secured financing.
The portfolio saw a slight increase in weighted average net spread quarter-over-quarter, going from 7.11% as of June 30, 2026, to 7.13% as of September 30, 2026. The weighted average interest rate spread on our net committed equity position is comprised of the difference between the spread on our commercial real estate loans applied to the committed loan amounts less the spread on our borrowings applied to the total financing. This difference is divided by our net committed equity position. The weighted average interest rate is the spread combined with the applicable benchmark rate (in effect on September 30, 2026) after considering any impact of the interest rate floor.
The following table provides details of our loan portfolio, on a loan-by-loan basis, as of September 30, 2026:

$ in thousands
Metropolitan Statistical Area	Property Type	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Current Maturity	Maximum Maturity(3)
Richmond	Industrial	9/25/2023	6.99%	$38,300	$34,621	$34,550	10/9/2027	10/9/2028
Atlanta	Industrial	11/6/2023	7.17%	92,950	84,066	83,895	11/9/2027	11/9/2028
Seattle	Multifamily	12/12/2023	6.59%	68,500	68,500	68,499	12/9/2026	12/9/2028
New York	Multifamily	2/8/2024	6.64%	120,000	118,190	117,950	2/9/2027	2/9/2029
Los Angeles	Multifamily	4/12/2024	6.69%	66,050	55,096	54,984	4/9/2027	4/9/2029
Fort Worth	Multifamily	5/15/2024	6.54%	23,650	23,650	23,650	6/9/2027	6/9/2029
Fort Worth	Multifamily	5/15/2024	6.54%	21,775	21,775	21,775	6/9/2027	6/9/2029
Orange County	Industrial	5/31/2024	6.49%	47,275	44,772	44,711	6/9/2027	6/9/2029
San Francisco	Multifamily	6/17/2024	6.29%	33,500	32,147	32,085	7/9/2027	7/9/2029
Jacksonville	Multifamily	6/28/2024	6.74%	40,350	39,864	39,783	7/9/2027	7/9/2029
Various U.S.	Self-Storage	7/10/2024	7.02%	42,448	42,448	42,448	8/9/2027	8/9/2029
Houston	Multifamily	7/24/2024	6.54%	50,750	49,750	49,749	8/9/2027	8/9/2029
Dallas	Multifamily	8/1/2024	6.49%	44,000	44,000	43,999	8/9/2027	8/9/2029
Tampa	Multifamily	8/1/2024	6.52%	41,750	41,750	41,750	8/9/2027	8/9/2029
Las Vegas	Industrial	8/20/2024	6.44%	55,515	53,325	53,251	9/9/2027	9/9/2029
Various U.S.	Self-Storage	8/27/2024	7.02%	11,267	11,267	11,267	9/9/2027	9/9/2029
Washington D.C.	Multifamily	8/28/2024	8.02%	101,000	99,327	99,235	9/9/2027	9/9/2029
Various U.S.	Industrial	9/12/2024	6.39%	163,500	154,701	154,452	10/9/2028	10/9/2029
Various U.S.	Industrial	9/13/2024	6.39%	47,881	47,881	47,784	10/9/2027	10/9/2029
Bristol, United Kingdom	Industrial	9/26/2024	6.91%	110,067	110,067	110,067	10/9/2027	10/9/2028
Europe	Industrial	9/26/2024	5.35%	92,729	92,729	92,729	10/9/2027	10/9/2028
Europe	Industrial	9/26/2024	5.49%	103,788	103,788	103,788	10/9/2027	10/9/2028
Gainesville	Self-Storage	10/8/2024	7.02%	7,030	7,025	7,025	10/9/2027	10/9/2029
Lynchburg	Self-Storage	10/8/2024	7.02%	14,225	14,122	14,122	10/9/2027	10/9/2029
Tacoma	Self-Storage	10/8/2024	7.02%	13,356	13,307	13,307	10/9/2027	10/9/2029
San Jose (5)	Industrial	10/31/2024	12.00%	30,000	27,410	27,410	10/31/2027	10/31/2029
Washington D.C.	Multifamily	10/15/2024	6.52%	98,900	97,836	97,836	10/9/2027	10/9/2029
New York (4)	Multifamily	12/6/2024	6.39%	61,897	61,397	61,272	12/9/2027	12/9/2029
Orange County	Industrial	12/13/2024	6.59%	67,832	54,906	54,831	1/9/2028	1/9/2030
Riverside	Industrial	12/17/2024	6.84%	58,092	52,724	52,658	1/9/2028	1/9/2030
Ft Lauderdale	Self-Storage	12/18/2024	7.02%	14,251	14,180	14,180	1/9/2028	1/9/2030
Chicago	Industrial	12/20/2024	6.59%	31,802	30,426	30,384	1/9/2028	1/9/2030
Austin	Industrial	1/16/2025	6.69%	26,042	23,474	23,443	2/9/2028	2/9/2030
Raleigh	Student Housing	1/30/2025	6.34%	43,460	42,065	42,022	2/9/2027	2/9/2030
Columbia	Student Housing	2/6/2025	6.34%	29,750	27,869	27,841	2/9/2027	2/9/2030
Baton Rouge	Student Housing	2/6/2025	6.34%	29,500	25,406	25,381	2/9/2027	2/9/2030
Portland	Multifamily	2/13/2025	6.34%	60,165	59,483	59,362	3/9/2027	3/9/2030
Eugene	Student Housing	2/19/2025	6.34%	73,053	70,612	70,541	3/9/2027	3/9/2030
Austin	Student Housing	2/19/2025	6.34%	49,943	48,105	48,055	3/9/2027	3/9/2030
Knoxville	Student Housing	2/20/2025	6.34%	98,290	93,653	93,489	3/9/2027	3/9/2030
Philadelphia	Self-Storage	3/11/2025	6.92%	6,715	6,545	6,545	4/9/2028	4/9/2030

$ in thousands
Metropolitan Statistical Area	Property Type	Origination Date	Weighted Average Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Current Maturity	Maximum Maturity(3)
Minneapolis	Self-Storage	3/11/2025	6.92%	7,475	7,314	7,314	4/9/2028	4/9/2030
Athens	Student Housing	4/1/2025	6.14%	27,200	25,324	25,299	4/9/2027	4/9/2030
Athens	Student Housing	4/1/2025	6.14%	22,000	21,069	21,047	4/9/2027	4/9/2030
New York	Multifamily	4/15/2025	6.17%	25,682	23,241	23,241	5/9/2028	5/9/2030
Boston	Self-Storage	5/19/2025	6.49%	9,276	9,084	9,066	6/9/2028	6/9/2030
Portland	Multifamily	5/21/2025	6.04%	50,110	50,110	50,110	6/9/2027	6/9/2030
Various U.S.	Industrial	6/9/2025	6.12%	354,550	346,117	346,117	6/9/2028	6/9/2030
London, United Kingdom	Industrial	6/17/2025	6.58%	209,525	209,525	209,525	7/10/2027	7/10/2028
Seattle	Self-Storage	7/8/2025	6.62%	6,776	6,328	6,328	7/9/2028	7/9/2030
Orlando	Industrial	7/10/2025	6.34%	80,150	72,200	72,200	7/9/2028	7/9/2030
Europe	Industrial	7/28/2025	5.42%	50,180	50,180	50,180	10/7/2027	10/7/2029
Raleigh	Multifamily	8/8/2025	6.14%	47,870	41,907	41,906	8/9/2028	8/9/2030
Seattle	Multifamily	8/20/2025	6.19%	24,240	23,000	23,000	9/9/2028	9/9/2030
San Antonio	Industrial	9/11/2025	6.19%	39,546	33,860	33,859	10/9/2028	10/9/2030
Chicago	Multifamily	9/16/2025	6.22%	91,050	85,256	85,256	10/9/2028	10/9/2030
Various U.S.	Multifamily	9/30/2025	6.07%	255,500	254,000	253,746	10/9/2028	10/9/2030
Europe	Industrial	9/30/2025	5.67%	21,835	21,835	21,835	10/15/2027	10/15/2029
Salt Lake City	Self-Storage	10/14/2025	6.57%	9,780	9,416	9,398	11/9/2028	11/9/2030
New York (4)	Multifamily	10/14/2025	6.04%	140,500	134,496	134,495	10/9/2028	10/9/2030
Atlanta	Self-Storage	10/14/2025	6.79%	8,928	8,533	8,516	11/9/2028	11/9/2030
New York (4)	Multifamily	10/15/2025	5.92%	280,000	280,000	280,000	11/9/2028	11/9/2030
Sarasota	Multifamily	10/15/2025	6.04%	40,750	40,750	40,749	11/9/2028	11/9/2030
San Francisco	Multifamily	11/25/2025	6.04%	115,150	88,182	88,188	12/9/2027	12/9/2030
New York	Self-Storage	12/3/2025	6.24%	69,300	66,701	66,720	12/9/2028	12/9/2030
Riverside	Industrial	12/23/2025	6.49%	150,730	124,625	124,473	1/9/2029	1/9/2031
New York (4)	Multifamily	12/30/2025	6.10%	80,500	78,000	78,014	1/9/2029	1/9/2031
Phoenix	Multifamily	1/23/2026	6.04%	54,000	53,400	53,399	2/9/2028	2/9/2031
Baltimore	Industrial	2/3/2026	6.29%	42,100	38,809	38,829	2/9/2028	2/9/2031
Brighton, United Kingdom	Multifamily	2/27/2026	6.28%	223,251	217,230	217,230	4/9/2029	4/9/2031
San Francisco	Multifamily	3/12/2026	6.17%	136,532	129,003	129,037	4/9/2029	4/9/2031
Various U.S.	Multifamily	3/26/2026	6.06%	109,400	103,228	103,228	4/9/2029	4/9/2031
Miami	Industrial	3/30/2026	6.24%	50,638	44,788	44,788	4/9/2028	4/9/2031
Various U.K.	Industrial	4/22/2026	6.23%	204,369	204,369	204,369	4/22/2029	4/22/2031
Various Europe	Industrial	4/22/2026	4.93%	174,362	174,362	174,362	4/22/2029	4/22/2031
Fort Lauderdale	Industrial	5/4/2026	6.32%	59,500	49,950	49,950	5/9/2029	5/9/2031
Philadelphia	Multifamily	5/22/2026	6.04%	115,000	111,762	111,760	5/9/2029	5/9/2031
Various U.S.	Industrial	5/26/2026	6.29%	116,500	107,600	107,599	6/9/2029	6/9/2031
Various U.S.	Industrial	5/26/2026	6.14%	113,000	105,500	105,499	6/9/2029	6/9/2031
New York (4)	Multifamily	5/29/2026	6.14%	74,700	74,700	74,699	6/9/2029	6/9/2031
Boston	Medical Office	6/3/2026	6.82%	55,000	40,550	40,550	6/9/2029	6/9/2031
Dallas	Multifamily	6/29/2026	6.27%	71,827	69,878	69,878	7/9/2028	7/9/2031
Dallas	Multifamily	6/29/2026	6.27%	40,385	39,192	39,192	7/9/2028	7/9/2031
New York	Multifamily	6/30/2026	6.47%	350,000	88,738	88,738	6/9/2029	6/9/2031
Seattle	Industrial	6/30/2026	6.30%	65,500	59,300	59,300	7/9/2029	7/9/2031
Various U.S.	Industrial	7/24/2026	6.34%	138,755	128,360	128,359	8/9/2029	8/9/2031
Phoenix	Multifamily	7/24/2026	6.17%	53,450	53,450	53,450	8/9/2028	8/9/2031
Boston	Self-Storage	8/19/2026	8.02%	7,968	7,735	7,719	9/9/2029	9/9/2031
San Jose	Industrial	8/31/2026	6.42%	364,320	300,300	300,300	9/9/2029	9/9/2031
Los Angeles	Multifamily	9/14/2026	6.22%	45,000	42,058	42,058	9/9/2027	9/9/2029
Los Angeles	Multifamily	9/14/2026	6.22%	22,545	21,028	21,028	9/9/2027	9/9/2029
Stockholm	Multifamily	9/21/2026	4.95%	129,852	37,653	37,653	9/21/2029	9/21/2031
Indianapolis	Multifamily	9/30/2026	6.31%	47,500	47,500	47,500	10/9/2029	10/9/2031
			6.30%	$7,315,405	$6,605,755	$6,603,161

(1)Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. Domestic loans earn interest at the one-month Term SOFR plus a spread. Euro denominated loans earn interest at three-month Euro Interbank Offered Rate (“Euribor”) plus a spread. Our loans denominated in British pound sterling earn interest at three-month Sterling Overnight Index Average (“SONIA”) plus a spread. Our loan denominated in Swedish kronor earns interest at three-month Stockholm Interbank Offering Rate (“STIBOR”) plus a spread.
(2)Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(3)Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.
(4)Whole loan includes a senior mortgage loan and mezzanine note.
(5)This loan is a mezzanine loan.
Significant Borrowers/Sponsors
As of September 30, 2026, we have invested in 93 commercial real estate loans with a fair value of $6.6 billion. Within our loan portfolio, we have exposure to over 30 individual sponsors. Approximately 34% of the portfolio is sponsored by firms included in the PERE Top 10 and approximately 52% is sponsored by firms in the PERE Top 100 list of the largest 100 real estate private equity firms. PERE (Private Equity Real Estate), published by Private Equity International, is a recognized industry publication and data provider covering the global private real estate investment sector.

Our largest individual sponsor portfolio includes ten individual loans affiliated with a single sponsor that together represent 13.1% of our loan portfolio. Our next largest individual sponsor portfolio represents 10.8% of our loan portfolio across four facilities and an individual loan. A facility may contain individual loans that are cross-collateralized and cross-defaulted, but loans are not cross-collateralized nor cross-defaulted across facilities, and the credit exposure of each facility’s loans is contained within its distinct structure. No single facility or loan is greater than 10% of the portfolio.
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
Our loan portfolio had a weighted-average loan risk rating of 2.8 as of September 30, 2026 and December 31, 2025.
Real Estate-Related Securities
As of September 30, 2026, our liquid real estate-related securities portfolio consisted of investments in commercial mortgage-backed securities (“CMBS”). The following table details overall statistics for our investments in real estate-related securities as of September 30, 2026:

$ in thousands	September 30, 2026
Number of investments	18
Principal balance	$24,140
Amortized cost	$24,182
Fair value	$24,076
Period-end weighted average yield	6.02%
Weighted average maturity date	May 2042
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
Upon entering into our Revolving Credit Agreement with NatWest, the Company’s prior credit agreement was terminated, and all related liens were released.
We utilize the NatWest facility as a short-term cash management tool to pay fees and expenses and bridge portfolio-level financing arrangements. Our revolving line of credit had a weighted average borrowing rate of 7.16% as of September 30, 2026.
The table below summarizes our financing liabilities as of September 30, 2026(1). These facilities charge interest at one-month Term SOFR plus a spread for our USD denominated borrowings, three-month Euribor plus a spread for our Euro denominated borrowings, three-month SONIA plus a spread for our British pound sterling denominated borrowings, and three-month STIBOR plus a spread for our Swedish kronor denominated borrowings. Secured financing facilities had a weighted average borrowing rate of 5.20% as of September 30, 2026.

$ in thousands	Non-/Mark-to-Market on Collateral	Maximum Facility Size	Amount Outstanding	Available Balance
Collateralized Loan Obligations
INCREF 2026-FL2	Non-Mark-to-Market	$1,088,692	$1,088,692	$—
INCREF 2025-FL1	Non-Mark-to-Market	1,040,842	1,040,842	—

Term Lending Agreements
INCREF Lending II	Non-Mark-to-Market	300,000	97,921	202,079
INCREF Lending III	Non-Mark-to-Market	72,840	68,000	4,840

Secured Lending Agreements
Morgan Stanley Bank	Mark-to-Market	750,000	502,053	247,947
Citibank	Mark-to-Market	1,300,000	993,673	306,327
Barclays	Mark-to-Market	500,000	310,057	189,943
Wells Fargo	Mark-to-Market	1,200,000	787,428	412,572
Bank of Montreal	Mark-to-Market	256,600	224,000	32,600
INCREF Repurchase I	Mark-to-Market	750,000	129,218	620,782
INCREF Repurchase II	Mark-to-Market	250,000	117,008	132,992
		$7,508,974	$5,358,892	$2,150,082

Revolving Credit Facility		$100,000	$—	$100,000
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
As of September 30, 2026, we were in compliance with the covenants of our financing facilities.
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
The table below summarizes our collateralized loan obligations as of September 30, 2026.

	Facility				Collateral
$ in thousands	Term	Weighted Average Interest Rate(1)	Amount Outstanding	Fair Value	Count	Principal Balance Outstanding	Fair Value
INCREF 2026-FL2	Dec 2043	5.46%	$1,088,692	$1,088,692	36	$1,238,911	$1,238,911
INCREF 2025-FL1	Oct 2042	5.87%	1,040,842	1,037,953	30	1,214,095	1,211,671
Total			$2,129,534	$2,126,645	66	$2,453,006	$2,450,582
(1)     Represents the weighted average interest rate in effect as of September 30, 2026.
The notes will mature at par on the stated maturity date unless redeemed or repaid earlier pursuant to certain call features and subject to certain conditions. The weighted-average life of each class of notes is expected to be shorter, in each case, than the number of years remaining until the stated maturity date.

Results of Operations
For the three and nine months ended September 30, 2026 and 2025, our results of operations consisted of:

	Three Months Ended September 30,			Nine Months Ended September 30,
$ in thousands except per share amount	2026	2025	$ Change	2026	2025	$ Change
Net Interest Income
Commercial real estate loan interest income	$100,411	$67,008	$33,403	$268,321	$169,070	$99,251
Real estate-related securities interest income	335	168	167	829	218	611
Other interest income	2,225	1,505	720	4,244	3,539	705
Interest expense	(69,819)	(45,978)	(23,841)	(182,231)	(114,598)	(67,633)
Net interest income	33,152	22,703	10,449	91,163	58,229	32,934

Other Income (Expense)
Gain (loss) on loans, net	(2,391)	(3,995)	1,604	(38,282)	35,099	(73,381)
Gain (loss) on real estate-related securities, net	(158)	51	(209)	(137)	71	(208)
Gain (loss) on secured financing facilities, net	1,735	5,364	(3,629)	20,251	(23,791)	44,042
Unrealized gain (loss) on collateralized loan obligations, net	110	(1,911)	2,021	11,190	(7,064)	18,254
Gain (loss) on derivative instruments, net	1,325	1,987	(662)	8,902	(5,555)	14,457
Gain (loss) on foreign currency transactions, net	(23)	(33)	10	(492)	(141)	(351)
Loan arrangement fee income, net of related party expense of $1,900 and $6,857, and $2,947 and $8,312, for the three and nine months ended September 30, 2026 and 2025, respectively.	5,700	2,985	2,715	20,564	8,563	12,001
Other income and (expense), net	975	155	820	1,113	734	379
Total other income (expense), net	7,273	4,603	2,670	23,109	7,916	15,193

Expenses
Management and performance fees - related party	5,966	3,218	2,748	13,910	6,886	7,024
Debt issuance and other financing costs related to borrowings, at fair value	1,433	1,898	(465)	18,036	12,292	5,744
Organizational costs	—	—	—	—	2	(2)
General and administrative	3,480	3,306	174	9,692	8,130	1,562
Total expenses	10,879	8,422	2,457	41,638	27,310	14,328

Net income (loss)	$29,546	$18,884	$10,662	$72,634	$38,835	$33,799
Net income (loss) attributable to non-controlling interest	4	—	4	10	—	10
Dividends to preferred stockholders	—	—	—	—	(2)	2
Issuance and redemption costs of redeemed preferred stock	—	—	—	—	(27)	27
Net income (loss) attributable to common stockholders	$29,542	$18,884	$10,658	$72,624	$38,806	$33,818

Earnings (loss) per share:
Net income (loss) attributable to common stockholders
Basic	$0.52	$0.52	$—	$1.40	$1.22	$0.18
Diluted	$0.52	$0.52	$—	$1.40	$1.22	$0.18
Weighted average number of shares of common stock
Basic	57,016,239	36,546,539	20,469,700	52,047,236	31,729,758	20,317,478
Diluted	57,017,084	36,547,217	20,469,867	52,047,603	31,730,021	20,317,582

(1) Net income in the above table differs from comprehensive income in the condensed consolidated statements of comprehensive income due to the currency translation adjustment of $(23,000) and $(70,000), and $3,000 and $152,000, for the three and nine months ended September 30, 2026 and 2025, respectively. The currency translation adjustment represents gains or losses from converting consolidated foreign subsidiaries' financial statements into the parent company's reporting currency for financial reporting purposes. These amounts do not result from operations and are not reflected above in net income.
Net Income (Loss) Attributable to Common Stockholders
Net income (loss) attributable to common stockholders increased by $10.7 million during the three months ended September 30, 2026 and increased by $33.8 million during the nine months ended September 30, 2026, as compared to the corresponding periods ended September 30, 2025. We originated or acquired eight and 26 loans during the three and nine months ended September 30, 2026, compared to nine and 26 loan originations during the three and nine months ended September 30, 2025. The increase in net income (loss) across periods was primarily due to the increase in average earning assets during the period, as compared to September 30, 2025 and as illustrated in the table below.
Net Interest Income
Interest Income and Average Earning Asset Yields
The table below presents information related to our average earning assets and earning asset yields for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2026	2025	2026	2025
Average earning assets(1)	$6,468,655	$3,831,484	$5,800,151	$3,218,728
Average earning assets yield(2)	6.23%	7.01%	6.19%	7.02%
(1)    Average earning assets are based on weighted month-end balances.
(2)    Average earning asset yield is calculated by dividing interest income by average earning assets. All yields are annualized. Average earning assets yield decreased for the three months ended September 30, 2026 as compared to the prior period due to a combination of reduced benchmark rates and reduced pricing on our commercial real estate loan investments.
Interest Expense
The table below presents information related to our borrowings and cost of funds for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026				2025
$ in thousands	Average Borrowings(1)	Interest Expense	Average Cost of Funds(2)	Maximum Borrowings(3)	Average Borrowings(1)	Interest Expense	Average Cost of Funds(2)	Maximum Borrowings(3)
Secured financing facilities	$3,109,186	$39,264	5.05%	$3,229,358	$2,063,181	$29,479	5.72%	$2,305,044
Revolving credit agreement	7,283	589	6.00%	100,000	3,696	68	7.34%	85,000
Collateralized loan obligations	2,130,354	29,966	5.63%	2,130,367	996,245	16,431	6.60%	996,397
Total	$5,246,823	$69,819	5.29%	$5,459,725	$3,063,122	$45,978	6.01%	$3,386,441

	Nine Months Ended September 30,
	2026				2025
$ in thousands	Average Borrowings(1)	Interest Expense	Average Cost of Funds(2)	Maximum Borrowings(3)	Average Borrowings(1)	Interest Expense	Average Cost of Funds(2)	Maximum Borrowings(3)
Secured financing facilities	$3,117,187	$119,434	5.11%	$3,773,637	$1,962,271	$88,057	5.98%	$2,305,044
Revolving credit agreement	15,264	1,504	6.65%	156,000	5,370	293	7.28%	135,000
Collateralized loan obligations	1,501,401	61,293	5.44%	2,130,380	996,111	26,248	6.32%	996,397
Total	$4,633,852	$182,231	5.22%	$6,060,017	$2,963,752	$114,598	6.10%	$3,436,441
(1) Average borrowings are generally based on weighted month-end balances. In the absence of month-end balances, average daily balances are used. Average borrowings increased to finance new investments which grew correspondingly during the period.
(2)    Average cost of funds is calculated by dividing annualized interest expense by average borrowings, excluding unused and make-whole fees. Interest expense for our revolving credit agreement includes unused fees of $240,000 and $374,000 and make-whole fees of

$240,000 and $369,000 for the three and nine months ended September 30, 2026, respectively. These fees relate to maintaining the new revolving credit agreement entered into on May 7, 2026 and did not exist in the former revolving credit agreement.
(3)    Amount represents the maximum borrowings at each month-end within the period.
Other Income (Expense), Net
Gain (loss) on loans, net, and gain (loss) on secured financing facilities, net
Gains (losses) on loans and secured financing facilities are comprised of fair value market price changes and foreign exchange rate changes. The tables below present these components for the three and nine months ended September 30, 2026 and 2025:

$ in thousands	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Loans
Unrealized gain (loss) on fair value marks	$(247)	$(10,124)
Unrealized gain (loss) on foreign exchange revaluation	(2,144)	(28,098)
Realized gain (loss) on repayment of foreign loan	—	(60)
Gain (loss) on loans, net	$(2,391)	$(38,282)

Secured financing facilities
Unrealized gain (loss) on fair value marks	$13	$308
Unrealized gain (loss) on foreign exchange revaluation	1,722	19,895
Realized gain (loss) on repayment of foreign borrowing	—	48
Gain (loss) on secured financing facilities, net	$1,735	$20,251

$ in thousands	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Loans
Unrealized gain (loss) on fair value marks	$2,353	$5,144
Unrealized gain (loss) on foreign exchange revaluation	(6,348)	29,955
Gain (loss) on loans, net	$(3,995)	$35,099

Secured financing facilities
Unrealized gain (loss) on fair value marks	$288	$206
Unrealized gain (loss) on foreign exchange revaluation	5,076	(23,997)
Gain (loss) on secured financing facilities, net	$5,364	$(23,791)
Unrealized gain (loss) on collateralized loan obligations, net
Unrealized gain (loss) on collateralized loan obligations, net was a net gain of $0.1 million and $11.2 million for the three and nine months ended September 30, 2026. Unrealized gain (loss) on collateralized loan obligations, net was a net loss of $1.9 million and $7.1 million for the three and nine months ended September 30, 2025, respectively.
Gain (loss) on derivative instruments, net
We enter into currency forward contracts to help mitigate the impact of changes in foreign currency exchange rates on our investments and financing transactions denominated in currencies other than the United States dollar. Despite being economic hedges, we have elected not to treat our foreign currency forwards as hedges for accounting purposes and, therefore, the realized and unrealized gains and losses associated with such instruments are included in gain (loss) on derivative instruments, net and may not fully offset the foreign exchange gains and losses on the loans and secured financing facilities. For the three and nine months ended September 30, 2026, we recorded a realized gain of $0.4 million and a realized gain of $1.7 million, and an unrealized gain of $0.9 million and $7.2 million, respectively, on currency forward contracts. For the three and nine months ended September 30, 2025, we recorded a realized loss of $44,000 and a realized gain of $69,000, respectively, and an unrealized gain of $2.0 million and an unrealized loss of $5.6 million, respectively, on currency forward contracts.

The following table illustrates the realized and unrealized foreign exchange impact recognized in the condensed consolidated statements of comprehensive income in the three and nine months ended September 30, 2026 and 2025, of our loans and secured financing arrangements as well as the offsetting gain (loss) on derivative instruments in the periods:

$ in thousands	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Unrealized foreign exchange gain (loss) on loans	$(2,144)	$(28,098)
Realized foreign exchange gain (loss) on loans	—	(60)
Unrealized foreign exchange gain (loss) on secured financing facilities	1,722	19,895
Realized foreign exchange gain (loss) on secured financing facilities	—	48
Gain (loss) on foreign currency transactions, net	(23)	(492)
Gain (loss) on derivative instruments, net	1,325	8,902
Net impact of hedged foreign exchange	$880	$195

$ in thousands	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Unrealized foreign exchange gain (loss) on loans	$(6,348)	$29,955
Unrealized foreign exchange gain (loss) on secured financing facilities	5,076	(23,997)
Gain (loss) on derivative instruments, net	1,987	(5,555)
Net impact of hedged foreign exchange	$715	$403
Loan arrangement fee income, net of related party expense
Effective June 2026, the Company changed the name of commitment fee income to loan arrangement fee income. Prior-period references to commitment fee income have been conformed to the current-period presentation as loan arrangement fee income. The change did not affect recognition or measurement as solely the name of the fee was changed. Borrowers pay a loan arrangement fee that is calculated as a percent of the whole loan on a fully-funded basis, as determined by the Adviser at the time of origination. From the inception of the Company's loan originations through December 31, 2025, we paid our Adviser 50% (not to exceed 0.5% of the whole loan amount on a fully-funded basis) of any loan arrangement fee charged to borrowers in connection with each new loan. As part of the Adviser’s ongoing commitment to our continued success and to benefit the Company and its stockholders, the Adviser elected to irrevocably waive half of the loan arrangement fees payable to the Adviser in connection with each new loan originated during the period commencing January 1, 2026 through December 31, 2026. On August 7, 2026, we entered into an Amended and Restated Advisory Agreement with the Adviser to make permanent the decrease in the loan arrangement fees payable to the Adviser, such that loan arrangement fees payable to the Adviser are equal to 25% of any loan arrangement fee charged to borrowers in connection with each new loan (not to exceed 0.25% of the whole loan on a fully funded basis).
We recognize loan arrangement fees immediately in earnings because we elected the fair value option for our loan investments. For the three and nine months ended September 30, 2026, we earned approximately $5.7 million and $20.6 million, respectively, of loan arrangement fee income after related party expenses. For the three and nine months ended September 30, 2025, we earned approximately $3.0 million and $8.6 million, respectively, of loan arrangement fee income after related party expenses. We originated or acquired eight and 26 loans during the three and nine months ended September 30, 2026, compared to nine and 26 loan originations during the three and nine months ended September 30, 2025.
Expenses
Our expenses for the three and nine months ended September 30, 2026 totaled $10.9 million and $41.6 million and primarily consisted of management and performance fees, debt issuance and other financing costs, and general and administrative expenses. Expenses increased by $2.5 million and $14.3 million as compared to the three and nine months ended September 30, 2025. The number of commercial real estate loan investments increased to 93 as of September 30, 2026 from 70 as of September 30, 2025.
Management fees and performance fees began to accrue on March 1, 2024. Management fees are accrued monthly and generally paid quarterly in arrears, while performance fees are accrued monthly and generally paid on an annual basis. The management fee is based on our NAV and is paid to the Adviser as compensation for services provided under the Advisory Agreement. The performance fee is based on Performance Fee Income, as defined in our Advisory Agreement. We will not pay the Adviser a performance fee with respect to any class of shares that has a negative total return per share for the calendar year. Total return is determined based on total distributions plus the change in NAV. During the three and nine months ended September 30, 2026, we incurred management fees of $2.9 million and $7.7 million and performance fees of $3.1 million and

$6.2 million. During the three and nine months ended September 30, 2025, we incurred management fees of $1.7 million and $4.1 million and performance fees of $1.5 million and $2.8 million, respectively.
We expense debt issuance costs as incurred because we elected the fair value option for our secured financing facilities and revolving credit facility. When we incur debt issuance costs prior to a debt facility closing, we expense the costs as incurred if we intend to elect the fair value option to account for the debt facility and the closing is probable as of the balance sheet date. Our debt issuance and other financing costs primarily consist of upfront lender fees and legal costs directly associated with entering into our debt facilities. During the three and nine months ended September 30, 2026 and 2025, we incurred debt issuance and other financing costs of $1.4 million and $18.0 million, and $1.9 million and $12.3 million, respectively. For the three months ended September 30, 2026, debt issuance and financing costs decreased $0.5 million as compared to the prior year period due primarily to entering into the INCREF Lending III facility and upsizing a repurchase facility in the prior year, partially offset by upsizing a repurchase facility and amending a repurchase facility to lend in foreign currency in the current year. For the nine months ended September 30, 2026, debt issuance and financing costs increased $5.7 million as compared to the prior year period. In the 2026 period, we incurred upfront costs for INCREF 2026-FL2, a new repurchase facility, a new revolving credit facility, amending two repurchase facilities to lend in foreign currency, and upsizing four existing repurchase facilities; whereas in the 2025 period, we incurred upfront costs for INCREF 2025-FL1, a new repurchase facility, a new term lending facility, amending a repurchase facility to lend in foreign currency, and upsizing two existing repurchase facilities. For the three and nine months ended September 30, 2026, average secured financing facilities borrowings were $3.1 billion and $3.1 billion, respectively, as compared to $2.1 billion and $2.0 billion for the three and nine months ended September 30, 2025, respectively.
Our general and administrative expenses primarily consisted of investing, accounting, auditing, legal and other professional fees. Our general and administrative expenses for the three and nine months ended September 30, 2026 increased by $0.2 million and $1.6 million, respectively, as compared to the three and nine months ended September 30, 2025. The increase is reflective of the increase in activity over the comparative period.
Net Asset Value (“NAV”)
We calculate our NAV each month in accordance with valuation guidelines approved by our board of directors. We calculate our NAV for each class of shares based on the net asset values of our investments (including but not limited to commercial real estate loans and debt securities), the addition of any other assets (such as cash, restricted cash, receivables, and other assets obtained in the ordinary course of business), and the deduction of any liabilities (including but not limited to financing facilities, Company-level credit facilities, securitized loans, payables, and other liabilities incurred in the ordinary course of business). NAV is not a measure used under generally accepted accounting principles in the United States of America (“GAAP”) and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV differ from GAAP. NAV is not equivalent to equity or any other GAAP measure.

The following table details the major components of our NAV as of September 30, 2026 and December 31, 2025:

$ in thousands, except share data	September 30, 2026	December 31, 2025
Commercial real estate loan investments, at fair value	$6,603,161	$4,702,728
Real estate-related securities, at fair value	24,076	14,818
Cash and cash equivalents	186,776	16,557
Restricted cash	24,824	29,058
Interest receivable	39,606	20,746
Derivative assets, at fair value	5,852	615
Other assets(1)	1,345	736
Unamortized debt costs	21,866	13,329
Secured lending agreements, at fair value	(3,063,293)	(2,359,543)
Term lending agreements, at fair value	(165,921)	(223,033)
Collateralized loan obligations, at fair value	(2,126,645)	(1,005,157)
Revolving credit facility, at fair value	—	(55,000)
Interest payable	(24,982)	(12,795)
Derivative liabilities, at fair value	—	(1,992)
Dividends and distributions payable	(10,037)	(6,536)
Accounts payable, accrued expenses and other liabilities	(29,662)	(31,526)
Due to affiliates(2)	(14,458)	(14,039)
Non-controlling interest liquidation preference	(125)	—
Net asset value	$1,472,383	$1,088,966
Number of outstanding shares(3)	58,431,800	43,168,734
(1)    Other assets include $0.8 million of prepaid expenses, $0.4 million miscellaneous receivable, and $0.2 million related to the elimination of the impact of the net mark-to-market on retained CLO interests as of September 30, 2026. As of December 31, 2025, other assets include $0.4 million of prepaid expenses, $0.2 million of deferred offering costs, and $0.1 million related to the elimination of the impact of the net mark-to-market on retained CLO interests.
(2)    Excludes (i) amounts advanced by the Adviser of $8.4 million and $10.9 million for organizational, offering and operating expenses as of September 30, 2026 and December 31, 2025, respectively and (ii) accrued stockholder servicing fees not currently payable to the Dealer Manager of $27.6 million and $22.4 million as of September 30, 2026 and December 31, 2025, respectively.
(3)    Includes 6,487,944 and 5,048,509 shares of common stock held by an Invesco affiliate that are classified as redeemable common stock as of September 30, 2026 and December 31, 2025, respectively.
The following table provides a breakdown of our total NAV and NAV per share by class as of September 30, 2026:

$ in thousands, except per share data	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares	Total
Net asset value	$46,387	$675,927	$37,538	$8,194	$402,201	$56,096	$246,040	$1,472,383
Number of outstanding shares(1)	1,865,506	27,058,580	1,511,086	329,370	16,126,093	2,149,599	9,391,566	58,431,800
NAV Per Share	$24.87	$24.98	$24.84	$24.88	$24.94	$26.10	$26.20
(1) Includes 1,498,498 Class S shares, 1,499,487 Class D shares, 1,495,127 Class I shares and 1,994,832 Class E shares that are classified as redeemable common stock.
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

The following table reconciles GAAP equity per our condensed consolidated balance sheets to our NAV:

$ in thousands	September 30, 2026	December 31, 2025
Equity	$1,249,894	$914,643
Adjustments:
Redeemable common stock - related party	164,635	127,691
Advanced organizational, offering and operating expenses	8,362	10,870
Accrued stockholder servicing fees not currently payable(1)	27,593	22,352
Unamortized debt costs	21,866	13,329
Elimination of impact of net mark-to-market on retained CLO interests	158	81
Non-controlling interest liquidation preference	(125)	—
NAV	$1,472,383	$1,088,966
(1)    We have accrued stockholder servicing fees totaling $28.1 million of which $0.5 million is currently payable to the Dealer Manager as of September 30, 2026 and totaling $22.4 million of which $0.4 million was payable to the Dealer Manager as of December 31, 2025.
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
Given their timing and substantial size, reflecting organizational, offering and operating expenses in NAV when incurred can be overly punitive to the NAV per share of early investors and reduce cash available for new investments that will inure to the benefit of later investors. To help mitigate the impact of this timing difference, under the terms of our Advisory Agreement, the Adviser advanced all of our organizational, offering and operating expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through May 31, 2024. Starting in December of 2024, we began reimbursing the Adviser for these costs ratably over 52 months. We decrease our NAV by the amount of each monthly repayment made to the Adviser during the reimbursement period. These costs were expensed as incurred in our GAAP financial statements.
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
We have elected the fair value option for our financing facilities and expense debt issuance costs in accordance with GAAP. However, when calculating our NAV, we capitalize debt issuance and other financing costs, including original issuance discounts, as incurred and expense the costs over the estimated life of the financing arrangement so that the costs to maintain the financing arrangement are borne by all investors who benefit from their use, rather than just those who were invested during the period in which the financing arrangement was implemented. If we determine a change in the estimated life of the financing arrangement is warranted, a change in the amortization would occur accordingly.
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

Distributions
We generally intend to distribute substantially all of our REIT taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to our stockholders each year to comply with the REIT provisions of the Code. If we distribute less than 100% of our REIT taxable income, we will be required to pay federal corporate income tax on the undistributed amount. Distributions are at the discretion of our board of directors and include a review of earnings, cash flow, liquidity and capital resources.
The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.
For the three and nine months ended September 30, 2026 and 2025, we declared distributions of $28.2 million and $73.1 million, and $18.9 million and $46.2 million, respectively.
The following tables summarize our distributions declared during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026		2025
$ in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$10,839	38%	$6,642	35%
Reinvested in shares	17,366	62%	$12,220	65%
Total distributions	$28,205	100%	$18,862	100%
Sources of Distributions
Cash flows from operating activities	$28,205	100%	$18,862	100%
Total sources of distribution	$28,205	100%	$18,862	100%

Net cash provided by operating activities	$30,585		$20,492

	Nine Months Ended September 30,
	2026		2025
$ in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$27,363	37%	$16,715	36%
Reinvested in shares	45,758	63%	$29,439	64%
Total distributions	$73,121	100%	$46,154	100%
Sources of Distributions
Cash flows from operating activities	$73,121	100%	$46,154	100%
Total sources of distribution	$73,121	100%	$46,154	100%

Net cash provided by operating activities	$89,164		$51,214

The table below details the net distribution per share for each of our common share classes for the nine months ended September 30, 2026:

Declaration Date	Class S Shares	Class S-1 Shares	Class D Shares	Class D-1 Shares	Class I Shares	Class E Shares	Class F Shares
January 31, 2026	$0.1571	$0.1419	$0.1600	$—	$0.1600	$0.1600	$0.1600
February 28, 2026	0.1567	0.1437	0.1600	0.1552	0.1600	0.1600	0.1600
March 31, 2026	0.1563	0.1420	0.1599	0.1547	0.1600	0.1600	0.1600
April 30, 2026	0.1564	0.1425	0.1600	0.1549	0.1600	0.1600	0.1600
May 31, 2026	0.1568	0.1420	0.1599	0.1547	0.1600	0.1600	0.1600
June 30, 2026	0.1569	0.1425	0.1599	0.1549	0.1600	0.1600	0.1600
July 31, 2026	0.1566	0.1420	0.1600	0.1547	0.1600	0.1600	0.1600
August 31, 2026	0.1565	0.1419	0.1599	0.1547	0.1600	0.1600	0.1600
August 31, 2026(1)	0.0200	0.0200	0.0200	0.0200	0.0200	0.0200	0.0200
September 30, 2026	0.1565	0.1425	0.1600	0.1549	0.1600	0.1600	0.1600
September 30, 2026(1)	0.0200	0.0200	0.0200	0.0200	0.0200	0.0200	0.0200
Total(2)	$1.4498	$1.3210	$1.4796	$1.2787	$1.4800	$1.4800	$1.4800
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
As of September 30, 2026, we had unfunded commitments of $709.7 million for certain of our commercial real estate loan investments. We currently believe that we have sufficient liquidity and capital resources available to settle these unfunded commitments, for the acquisition of additional investments, repayments on borrowings, the payment of cash dividends as required for continued qualification as a REIT, and to repurchase shares of our common stock under our share repurchase plan. Cash needs for items other than loan originations and asset acquisitions, including distributions, are generally met from operations, and cash needs for loan originations and asset acquisitions are funded by our continuous private offering and debt financings. However, there may be a delay between the sale of our shares and our origination of loan assets or purchase of assets that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.
We held cash and cash equivalents of $186.8 million and restricted cash of $24.8 million as of September 30, 2026. Our cash and cash equivalents change due to normal fluctuations in cash balances related to the timing of principal and interest payments and loan origination and funding activity. Our restricted cash changes based on the volume of new subscriptions for our shares, for payment of dividends by foreign subsidiaries after regulatory approval has been obtained, and for cash held by our collateralized loan obligation issuers pending reinvestment in eligible collateral.

The following table sets forth changes in cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
$ in thousands	2026	2025
Cash flows provided by operating activities	$89,164	51,214
Cash flows used in investing activities	(1,946,430)	(1,719,392)
Cash flows provided by financing activities	2,023,248	1,715,246
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	32
Net change in cash, cash equivalents and restricted cash	$165,985	$47,100
Operating activities — Cash flows provided by operating activities increased $38.0 million during the nine months ended September 30, 2026 compared to the corresponding period in 2025 primarily driven by the increase in net interest income, which is income generated by our investments less financing costs. The increase in net interest income was primarily due to an increase of $99.3 million in commercial real estate loan interest income resulting from an increase of $2.6 billion in average earning assets, partially offset by an increase of $67.6 million in interest expense resulting from an increase in average borrowings of $1.7 billion.
Investing activities — Cash flows used in investing activities increased $227.0 million during the nine months ended September 30, 2026 compared to the corresponding period in 2025 and consisted of originating 26 commercial real estate loan investments during the current period. Originations and fundings of loans during the nine months ended September 30, 2026 totaled $2.6 billion compared to $1.7 billion during the corresponding period in 2025. The increase was partially offset by $675.2 million of principal payments received from commercial real estate loan repayments in the current period as compared to $22.5 million in the prior-year period.
Financing activities — Cash flows provided by financing activities increased $308.0 million during the nine months ended September 30, 2026 compared to the corresponding period in 2025 primarily driven by net proceeds from our secured financing facilities, proceeds from the issuance of redeemable common stock, and higher repurchases of redeemable common stock in the prior-year period. Proceeds from collateralized loan obligations also provided additional proceeds in the current period as compared to the prior-year period. The increase was partially offset by net repayments of our revolving credit facility, additional net proceeds from the issuance of common stock in the prior-year period, higher repurchases of common stock, and an increase in total dividend payments in the current-year period.
As of September 30, 2026, our total assets were approximately $6.9 billion and consisted primarily of 93 investments in commercial real estate loans totaling $6.6 billion, restricted cash of $24.8 million and cash and cash equivalents of $186.8 million. We financed our commercial real estate loan investments with $3.2 billion of secured financing facility borrowings and $2.1 billion of collateralized loan obligations.
Our primary sources of liquidity as of September 30, 2026 and December 31, 2025 are summarized in the following table:

$ in thousands	September 30, 2026	December 31, 2025
Cash and cash equivalents	$186,776	$16,557
Available borrowings under revolving credit agreements	100,000	107,000
Available borrowings under secured financing facilities	2,150,082	997,028
Total sources of liquidity	$2,436,858	$1,120,585
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
On May 7, 2026, the Company cancelled the additional $150.0 million capital commitment from Invesco Realty. The additional capital commitment was only available if needed to avoid triggering any concentration limit imposed by a third party in connection with its distribution or placement of our shares or for purposes of repaying indebtedness drawn on the prior credit agreement, which we terminated in conjunction with entering into the NatWest revolving credit agreement.
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
Reimbursement of Certain Costs Paid by the Adviser
Under the terms of our Advisory Agreement, the Adviser advanced all of our organizational, offering and operating expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred through May 31, 2024. Starting in December 2024, we began reimbursing the Adviser for these costs ratably over 52 months. As of September 30, 2026, we owe the Adviser approximately $8.4 million for the remaining outstanding balance of the expenses advanced by the Adviser under this arrangement. Any operating expenses incurred by the Adviser on behalf of the fund after May 31, 2024 are reimbursed quarterly to the Adviser.
Starting with the quarter ended June 30, 2025, we may not reimburse the Adviser at the end of any fiscal quarter for Total Operating Expenses (as defined in the Advisory Agreement) that exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”) for the four consecutive fiscal quarters then ended. We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended September 30, 2026 did not exceed the 2%/25% Guidelines.
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
Contractual Obligations and Commitments
Commitments and contingencies may arise in the ordinary course of business. As of September 30, 2026, we had unfunded commitments of $709.7 million for 71 of our commercial real estate loan investments. The unfunded commitments generally consist of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitments over the weighted average remaining term of the related loans of 2.38 years.
We have also committed to pay counterparty legal, diligence and other fees in connection with new financing facilities in the ordinary course of business.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026, we were not involved in any material legal proceedings.
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
As of September 30, 2026, we had $6.6 billion of floating rate commercial real estate loans, $3.2 billion of floating rate secured financing facilities, $2.1 billion of floating rate collateralized loan obligations, and $21.3 million of floating rate real estate-related securities.
The net interest income sensitivity analysis table presented below shows the estimated impact over a twelve-month period of an instantaneous parallel shift in the yield curve, up and down by 50 basis points and 100 basis points on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of September 30, 2026. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience. Actual results could differ significantly from those estimated in the interest rate sensitivity table.

$ in thousands	As of September 30, 2026
Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$12,666	8.97%
+0.50%	$6,325	4.48%
-0.50%	$(6,261)	(4.44)%
-1.00%	$(12,123)	(8.59)%

As mentioned above, all of our variable rate commercial real estate loans have interest rate floors while our borrowings do not have floors. As a result, a decline in benchmark rates decreases our borrowing costs while loan income decreases only to the floor, which we anticipate would result in an increase in net interest income should benchmark interest rates fall below a predetermined rate.
Certain assumptions have been made in calculating the interest rate risk sensitivities and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates as of September 30, 2026. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investments, which can result in material changes to our interest rate risk in the portfolio. The analysis does not consider the potential effects of sustained or prolonged interest rate fluctuations, as it reflects estimated conditions only at a specific point in time.
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
As of September 30, 2026, we have invested in 93 commercial real estate loans with a fair value of $6.6 billion.
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
We may be exposed to counterparty credit risk under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize counterparty credit risk, including the risk associated with the future creditworthiness of our foreign currency hedge counterparties, by entering into transactions with high-quality counterparties. When determining the fair value of our currency forward contracts, we consider the effect of nonperformance risk as a part of the valuation process and include a credit risk adjustment where appropriate. As of September 30, 2026, we held derivative instruments with a fair value asset balance of $5.9 million.
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
The non-CLO Issuers’ investment portfolio value sensitivity analysis table presented below shows the estimated impact of a change in market benchmark spreads, up and down 50 basis points and 100 basis points, on the fair value of our benchmark spread-sensitive investments and borrowings as of September 30, 2026, assuming a static portfolio and constant financing. When evaluating the impact of changes in benchmark spreads, prepayment assumptions and principal reinvestment rates are adjusted based on our Adviser’s expectations. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience. Actual results could differ significantly from those estimated in the benchmark spread sensitivity table.

$ in thousands	As of September 30, 2026
Change in Benchmark Spreads	Projected Increase (Decrease) in Net Portfolio Value	Percentage Change in Projected Net Portfolio Value
+1.00%	$(14,193)	(0.42)%
+0.50%	$(6,826)	(0.20)%
-0.50%	$(237)	(0.01)%
-1.00%	$(511)	(0.02)%
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

The following table represents our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	September 30, 2026
	Euro	GBP	SEK
Foreign currency assets	€395,174	£572,955	376,771	kr
Foreign currency liabilities	(315,429)	(449,830)	(301,313)	kr
Foreign currency contracts - notional, net	(85,177)	(128,339)	(87,075)	kr
Net exposure to exchange rate fluctuations	€(5,432)	£(5,214)	(11,617)	kr
Net exposure to exchange rate fluctuations in USD(1)	$(6,162)	$(6,914)	$(1,163)
(1) Represents the U.S. dollar equivalent based on the Euro closing rate of 1.1343, GBP closing rate of 1.32611 and SEK closing rate of 0.100069 as of September 30, 2026.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026, we were not involved in any material legal proceedings.
ITEM 1A.    RISK FACTORS
There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
Except as disclosed below, we previously disclosed details of the unregistered sales of our equity securities for the three months ended September 30, 2026. The following table details the common shares issued under our distribution reinvestment plan for the three months ended September 30, 2026:

$ in thousands, except share and per share amounts	Issuance Date	Number of Shares	Price per Share	Total Value
Class S	July 16, 2026	790	$24.8956	$20
Class S-1	July 16, 2026	98,842	$25.0074	$2,472
Class D	July 16, 2026	73	$24.8719	$2
Class D-1	July 16, 2026	2,025	$24.9060	$50
Class I	July 16, 2026	42,804	$24.9699	$1,069
Class E	July 16, 2026	632	$25.9443	$16
Class F	July 16, 2026	56,561	$26.0649	$1,474
Class S	August 14, 2026	853	$24.9405	$21
Class S-1	August 14, 2026	100,141	$25.0524	$2,509
Class D	August 14, 2026	73	$24.9166	$2
Class D-1	August 14, 2026	770	$24.9509	$19
Class I	August 14, 2026	46,295	$25.0144	$1,158
Class E	August 14, 2026	658	$26.0209	$17
Class F	August 14, 2026	56,720	$26.1515	$1,483
Class S	September 15, 2026	970	$24.9036	$24
Class S-1	September 15, 2026	116,576	$25.0161	$2,916
Class D	September 15, 2026	84	$24.8802	$3
Class D-1	September 15, 2026	877	$24.9145	$22
Class I	September 15, 2026	54,402	$24.9772	$1,359
Class E	September 15, 2026	744	$26.0370	$19
Class F	September 15, 2026	64,194	$26.1540	$1,679
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
During the three months ended September 30, 2026, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (3)
July 2026	102,823	$24.90	102,823	—
August 2026(4)	373,893	$25.16	321,256	—
September 2026	142,018	$25.02	142,018	—
	618,734	$25.08	566,097	—
(1)Shares repurchased within one year of the date of issuance generally will be repurchased at 95% of the current transaction price, subject to certain limited exceptions.
(2)Number of shares repurchased as part of publicly announced plans or programs include share repurchases, if any, under our share repurchase plan.
(3)All repurchase requests under our share repurchase plan were satisfied.
(4)The Total Number of Shares Repurchased and Average Price Paid per Share includes 52,637 shares of our redeemable common stock held by the Adviser repurchased outside of the share repurchase plan, with an average price paid per share of $26.04, related to shares that were previously issued to the Adviser as payment for management fees.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

10.1
Amended and Restated Advisory Agreement dated as of August 7, 2026, among Invesco Commercial Real Estate Finance Trust, Inc., Invesco Commercial Real Estate Finance Investments, LP, and Invesco Advisers, Inc., incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2026.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Changes in Equity and Redeemable Common Stock; and (iv) Condensed Consolidated Statements of Cash Flows

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

INVESCO COMMERCIAL REAL ESTATE FINANCE TRUST, INC.
November 13, 2026	By:	/s/ Charlie Rose
Charlie Rose
Chief Executive Officer and President
(Principal Executive Officer)

November 13, 2026	By:	/s/ Courtney Popelka
Courtney Popelka
Chief Financial Officer and Treasurer
(Principal Financial Officer)